Form 10-Q
period 2008-09-30
Entertainment Art, Inc.
filed 2008-11-13
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152404

ENTERTAINMENT ART, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0370478
(IRS Employer ID Number)
(State of incorporation)

c/o Joseph Koegel Entertainment Art, Inc. 571 Washington Street

West Hempstead, New York 11552

(Address of principal executive offices)

516-333-8034

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2008, 1,810,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30, 2008	March 31, 2008

	(Unaudited)
ASSETS
Current Assets:
Cash	$10,659	$28,675
Prepaid Expenses	—	1,050

Total Current Assets	10,659	29,725

Deferred Offering Costs	—	8,000

Total Assets	$10,659	$37,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable - Related Parties	$8,593	$10,000
Accrued Liabilities	1,000	1,000

Total Current Liabilities	9,593	11,000

Total Liabilities	9,593	11,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, 1,810,000 issued and outstanding	1,810	1,810
Additional Paid-In Capital	64,290	64,290
Deficit Accumulated During the Development Stage	(65,034)	(39,375)

Total Stockholders’ Equity	1,066	26,725

Total Liabilities and Stockholders’ Equity	$10,659	$37,725

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended September 30, 2008	For the Period June 15, 2007 (Inception) to September 30, 2007	For the Quarters Ended September 30,		For the Period June 15, 2007 (Inception) To September 30, 2008
			2008	2007

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	15,302	—	8,038	—	17,302
Rent	3,000	—	1,500	—	13,000
Consulting Fees	—	—	—	—	9,000
Other Expenses	7,357	—	7,807	—	25,732

Total Costs and Expenses	25,659	—	17,345	—	65,034

Net Loss	$(25,659)	$—	$(17,345)	$—	$(65,034)

Basic and Diluted Loss Per Share	$(.00)	$0.00	$(.00)	$0.00

Weighted Average Common Shares Outstanding	1,810,000	1,200,000	1,810,000	1,200,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30, 2008	For the Period June 15, 2007 (Inception) to September 30, 2007	For the Period June 15, 2007 (Inception) to September 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(25,659)	$—	$(65,034)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Prepaid Expenses	1,050	—	—
Decrease in Deferred Offering Costs	8,000	—	—
Increase (Decrease) in Accounts Payable - Related Parties	(1,407)	—	8,593
Increase in Accrued Liabilities	—	—	1,000

Net Cash Used in Operating Activities	(18,016)	—	(55,441)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	—	5,100	66,100

Net Cash Provided by Financing Activities	—	5,100	66,100

Increase (Decrease) in Cash	(18,016)	5,100	10,659

Cash – Beginning of Period	28,675	—	—

Cash – End of Period	$10,659	$5,100	$10,659

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

                        Organization

                        Entertainment Art, Inc. (“the Company”) was incorporated on June 15, 2007 under the laws of the State of Nevada. The Company has selected March 31 as its fiscal year.

                        The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is focused on designing, providing and selling a line of fashionable zip bags. There is no assurance, however, that the Company will achieve its objectives or goals.

                        In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                        Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                        The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,659 for the six months ended September 30, 2008 and a net loss of $65,034 for the period June 15, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

                        There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

                        The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

                        The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

                        Cash and Cash Equivalents

                        The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Deferred Offering Costs

                        Deferred offering costs represents costs incurred in connection with a proposed initial public offering of the Company’s common stock. Upon successful completion of such offering, the aggregate offering costs will be charged to additional paid-in capital. In the event that the proposed offering is unsuccessful, the aggregate offering costs will be charged to operations in the appropriate period.

                        Revenue Recognition

                        The Company utilizes the accrual method of accounting. For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

                        Advertising Costs

                        Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the six months ended September 30, 2008.

                        Income Taxes

                        The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                        Loss Per Share

                        The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

                        Accounting Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Fair Value of Financial Instruments

                        The carrying value of cash approximates fair value because of the immediate or short-term maturity of these financial instruments.

                        Research and Development

                        Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the six months ended September 30, 2008.

                        Recent Accounting Standards and Pronouncements

                        In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

                        In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The Standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

                        In December 2006 the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

                        In June 2007 the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Recent Accounting Standards and Pronouncements (Continued)

                        In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 2 -	Common Stock

                        In June 2007 the Company issued 1,200,000 shares of common stock to its Founders for $5,100.

                        In October 2007 the Company sold 610,000 shares of common stock to private investors at $.10 per share for gross proceeds of $61,000.

NOTE 3 -	Preferred Stock

                        The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4 -	Deferred Offering Costs

                        Deferred offering costs of $8,000 related to a proposed offering of common stock by the Company were written off during the six months ended September 30, 2008 as professional fees.

NOTE 5 -	Related Party Transactions

                        During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to an entity owned by two of its officers’ and directors. Included in such payments was consulting fees and rent in the amount of $9,000 and $10,000, respectively. The Company rents space from this entity on a month to month basis.

                        During the period June 15, 2007 (inception) to March 31, 2008, the Company paid a law firm owned by an officer and director approximately $1,000 for start-up organization expenses.

                        At March 31, 2008 accounts payable - related party represents legal fees owed to a law firm owned by an officer and director of the Company.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -	Related Party Transactions (Continued)

                        During the six months ended September 30, 2008, the Company paid approximately $3,600 to an entity owned by two of its officers’ and directors. Included in such payments was rent in the amount of $3,000. The Company rents space from this entity on a month to month basis.

                        At September 30, 2008, accounts payable - related party represents legal fees owed to a law firm owned by an officer and director of the Company, in the amount of approximately $5,000 and approximately $3,600 in expenses owed to an entity owned by two of its officers’ and directors.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Entertainment Art,” Company,” “we,” “our” or “us” refer to Entertainment Art, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 18, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Entertainment Art, Inc. was incorporated under the laws of the State of Nevada on June 15, 2007. We are a development stage company, formed to design, produce and sell a line of fashionable zip bags. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our officers, who are also our directors. We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity.

In September 2008, the Company received its purchase order from a not for profit organization for the purchase of 500 units of its zipper bags.

Currently, Joseph Koegel, the President and Chief Executive Officer of the Company and Ian Beiss, the Chief Financial Officer of the Company, are not active in the operations or management of the Company.

Plan of Operation

Over the next twelve months, the Company intended to focus on the following activities:

☐☐☐	the Company will locate and enter into agreements with one or more manufacturing companies to develop and produce the Entertainment Art line of zipper bags;

☐☐☐

the Company will also locate and enter into agreements with distributors for the sale of its products to each of its market segments and with third party logistics providers to provide order fulfillment services; and

☐☐☐	the Company will also locate and enter into an agreement with a web developer for the purpose of developing its website for direct sales to consumers.

However, since the officers and directors of the Company are no longer active in the business, there is no assurance as to what business, if any, will be transacted by the Company in the next 12 months. Management is currently reviewing its alternatives given the fact that the officers of the Company accepted full-time employment with other companies.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash in the amount of $10,659, which represents 100% of the Company’s assets. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

During the six months ended September 30, 2008, the Company paid approximately $3,600 to an entity owned by Joseph Koegel, the President and Chief Executive Officer and Ian Beiss, the Chief Financial Officer of the Company. Included in such payments was rent in the amount of $3,000. The Company rents space from this entity on a month to month basis.

At September 30, 2008, the Company owed the law firm of David Lubin and Associates, PLLC, whose sole member is David Lubin, the secretary and a director of the Company, legal fees, in the amount of approximately $5,000.

We do not have sufficient resources to effectuate our business. The Company estimates that it will require an approximate minimum of $150,000 in the next 12 months to implement its activities. Such funds will be needed for the following purposes:

Purpose	Amount

Web Site	$15,000
Marketing	$10,000
Travel	$5,000
Cost of operating as a public company	$50,000
Trade Show	$5,000
Inventory	$65,000
Total	$150,000

Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,659 for the six months ended September 30, 2008 and a net loss of $65,034 for the period June 15, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this

Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Joseph Koegel, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Ian Beiss, Chief Financial Officer and Director (attached hereto)

32.1	Section 1350 Certifications of Joseph Koegel, the President, Chief Executive Officer and Director (attached hereto)

32.2	Section 1350 Certifications of Ian Beiss, Chief Financial Officer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ENTERTAINMENT ART, INC.

Dated: November 11, 2008	By:	/s/ Joseph Koegel

	Name:	Joseph Joegel
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Ian Beiss

	Name:	Ian Beiss
	Title:	Chief Financial Office and Director
(Principal Financial and Accounting Officer)