Form 10-Q
period 2008-12-31
Entertainment Art, Inc.
filed 2009-02-17
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152404

ENTERTAINMENT ART, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0370478
(State of incorporation)	(IRS Employer ID Number)

c/o Joseph Koegel
Entertainment Art, Inc.
571 Wahsington Street
West Hempstead, New York 11552
(Address of principal executive offices)

516-333-8034
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☐

As of February 17, 2009, 1,810,000 shares of common stock, par value $0.001 per share, were outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	December 31, 2008	March 31, 2008
	(Unaudited)
Current Assets:
Cash	$10,289	$28,675
Prepaid Expenses	-	1,050

Total Current Assets	10,289	29,725

Deferred Offering Costs	-	8,000

Total Assets	$10,289	$37,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable - Related Parties	$28,593	$10,000
Accrued Liabilities	4,883	1,000

Total Current Liabilities	33,476	11,000

Total Liabilities	33,476	11,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 1,810,000 issued and outstanding	1,810	1,810
Additional Paid-In Capital	64,290	64,290
Deficit Accumulated During the Development Stage	(89,287)	(39,375)

Total Stockholders’ Equity (Deficiency)	(23,187)	26,725

Total Liabilities and Stockholders’ Equity (Deficiency)	$10,289	$37,725

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the	For the Period	For the		For the Period
	Nine Months	June 15, 2007	Quarters Ended		June 15, 2007
	Ended	(Inception) to	December 31,		(Inception) To
	December 31, 2008	December 31, 2007	2008	2007	December 31, 2008

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	37,802	-	22,500	-	39,802
Rent	3,000	5,000		5,000	13,000
Consulting Fees	-	9,000	-	9,000	9,000
Other Expenses	9,110	12,256	1,753	12,256	27,485

Total Costs and Expenses	(49,912)	26,256	24,253	26,256	89,287

Net Loss	$(49,912)	$(26,256)	$(24,253)	$(26,256)	$(89,287)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common
Shares Outstanding	1,810,000	1,200,000	1,810,000	1,200,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the Period	For the Period
	For the	June 15, 2007	June 15, 2007
	Nine Months Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows from Operating Activities:
Net Loss	$(49,912)	$(26,256)	$(89,287)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Prepaid Expenses	1,050	-	-
Decrease in Deferred Offering Costs	8,000	-	-
Increase (Decrease) in Accounts Payable -
Related Parties	17,593	-	28,593
Increase in Accrued Liabilities	4,883	-	4,883

Net Cash Used in Operating Activities	(18,386)	(26,256)	(55,811)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	41,100	66,100

Net Cash Provided by Financing Activities	-	41,100	66,100

Increase (Decrease) in Cash	(18,386)	14,844	10,289

Cash – Beginning of Period	28,675	-	-

Cash – End of Period	$10,289	$14,844	$10,289

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements .

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

     The Company is a development stage company and has not commenced planned principal operations. The Company has had no revenues and incurred a net loss of $49,912 for the nine months ended December 31, 2008 and a net loss of $89,287 for the period June 15, 2007 (inception) to December 31, 2008. In addition, the Company has a working capital deficiency of $23,187 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

     There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

     Advertising Costs

     Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the nine months ended December 31, 2008.

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

     Research and Development

     Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the nine months ended December 31, 2008.

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

     In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The Standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2006 the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

     In June 2007 the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     Recent Accounting Standards and Pronouncements (Continued)

     In December 2007 the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

NOTE 4 - Deferred Offering Costs

     Deferred offering costs of $8,000 related to a proposed offering of common stock by the Company were written off during the nine months ended December 31, 2008 as professional fees.

NOTE 5 - Related Party Transactions

     During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to an entity owned by two of its officers' and directors. Included in such payments was consulting fees and rent in the amount of $9,000 and $10,000, respectively. The Company rents space from this entity on a month to month basis.

     During the period June 15, 2007 (inception) to March 31, 2008, the Company paid a law firm owned by an officer and director approximately $1,000 for start-up organization expenses.

     At March 31, 2008 accounts payable - related parties represents legal fees owed to a law firm owned by an officer and director of the Company.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - Related Party Transactions (Continued)

     During the nine months ended December 31, 2008, the Company paid approximately $3,600 to an entity owned by two of its officers and directors. Included in such payments was rent in the amount of $3,000. The Company rents space from this entity on a month to month basis.

     At December 31, 2008, accounts payable - related parties represents legal fees owed to a law firm owned by an officer and director of the Company, in the amount of approximately $25,000 and approximately $3,600 in expenses owed to an entity owned by two of its officers' and directors.

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

Currently, Joseph Koegel, the President and Chief Executive Officer of the Company and Ian Beiss, the Chief Financial Officer of the Company, are not active in the day to day operations and management of the Company.

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash in the amount of $10,289, which represents 100% of the Company’s assets. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

During the nine months ended December 31, 2008, the Company paid approximately $3,600 to an entity owned by Joseph Koegel, the President and Chief Executive Officer and Ian Beiss, the Chief Financial Officer of the Company. Included in such payments was rent in the amount of $3,000. The Company renteds space from this entity on a month to month basis. During the three months ended December 31, 2008, the Company offices were moved to the home of its Chief Executive Officer Joseph Koegel, who provides such space at no cost to the Company.

At December 31, 2008, the Company owed the law firm of David Lubin and Associates, PLLC, whose sole member is David Lubin, the secretary and a director of the Company, legal fees, in the amount of approximately $25,000.

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

Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $49,912 for the nine months ended December 31, 2008 and a net loss of $89,287 for the period June 15, 2007 (inception) to December 31, 2008. In addition, the Company has a working capital deficiency of $23,187 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

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

ENTERTAINMENT ART, INC.

Dated: February 17, 2009	By:	/s/ Joseph Koegel
	Name:	Joseph Koegel
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Ian Beiss
	Name:	Ian Beiss
	Title:	Chief Financial Office and Director
(Principal Financial and Accounting Officer)