Form 10-Q
period 2009-06-30
Entertainment Art, Inc.
filed 2009-08-14
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2009, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,337	$5,289

Total Current Assets	2,337	5,289

Total Assets	$2,337	$5,289

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable - Related Party	$—	$28,593
Accrued Liabilities	13,900	3,373
Loans Payable - Related Parties	27,500	—

Total Current Liabilities	41,400	31,966

Total Liabilities	41,400	31,966

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, 59,730,000 shares issued and outstanding at June 30, 2009 and March 31, 2009	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(105,163)	(92,777)

Total Stockholders’ Deficiency	(39,063)	(26,677)

Total Liabilities and Stockholders’ Deficiency	$2,337	$5,289

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period June 15, 2007 (Inception) to June 30, 2009
	For the Quarter Ended June 30,
	2009	2008

Revenues:
Sales - Net	$1,500	$—	$1,500

Costs and Expenses:
Cost of Sales	1,500	—	1,500
Rent	—	—	13,000
Consulting Fees	—	—	9,000
Professional Fees	10,743	10,264	55,545
Other Selling, General and Administrative Expenses	7,506	1,050	33,481

Total Costs and Expenses	19,749	11,314	112,526

Loss from Operations	(18,249)	(11,314)	(111,026)

Other Income (Expense):
Extinguishment of Debt	6,093	—	6,093
Interest Expense	(230)	—	(230)

Total Other Income (Expense)	5,863	—	5,863

Net Loss	$(12,386)	$(11,314)	$(105,163)
Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2009

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

	Common Stock
	Shares	Amount

Balance, June 15, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founder at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	—	5,100

Common Stock Issued to Private Investors at $.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	—	61,000

Net Loss for the Period	—	—	—	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended March 31, 2009	—	—	—	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Quarter Ended June 30, 2009 (Unaudited)	—	—	—	(12,386)	(12,386)

Balance, June 30, 2009 (Unaudited)	59,730,000	$59,730	$6,370	$(105,163)	$(39,063)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period June 15, 2007 (Inception) to June 30, 2009
	For the Quarter Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(12,386)	$(11,314)	$(105,163)
Debt Extinguishment	(6,093)	—	(6,093)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	—	8,000	8,000
Decrease in Prepaid Expenses	—	1,050	—
(Decrease) in Accounts Payable - Related Party	(22,500)	(10,000)	(1,907)
Increase in Accrued Liabilities	10,527	—	13,900

Net Cash Used in Operating Activities	(30,452)	(12,264)	(91,263)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Loans Payable - Related Parties	27,500	—	27,500
Proceeds from Sale of Common Stock	—	—	66,100

Net Cash Provided by Financing Activities	27,500	—	93,600

Increase (Decrease) in Cash	(2,952)	—	2,337

Cash – Beginning of Period	5,289	28,675	—

Cash – End of Period	$2,337	$16,411	$2,337

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable - Related Party	$—	$—	$8,000
Recording of 33 for 1 forward stock split	$57,920	$57,920	$57,920

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -         Organization and Basis of Presentation

Entertainment Art, Inc. (“the Company”) was incorporated on June 15, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company intended to focus on designing, providing and selling a line of fashionable zip bags.  The Company has since abandoned its business plan and is now seeking an operation with which to merge or acquire.  Accordingly, the company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $12,386 for the three months ended June 30, 2009, and a net loss of $105,163 for the period June 15, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders deficiencies of $39,063 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2009 the Company borrowed $27,500 from a related party.  There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -   Loans Payable - Related Parties

Loans payable to both a significant stockholder (see Note 7) ($16,000) and an officer of the Company ($11,500) are due on demand and bear interest at 5% per annum.

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

NOTE 4 -   Common Stock

In June 2007 the Company issued 39,600,000 shares of common stock to its Founders for $5,100.

The Company sold 20,130,000 shares of common stock to private investors from November 2007 to March 2008 at $.003 per share for gross proceeds of $61,000.

On June 30, 2009 the Board of Directors authorized a 33 for 1 forward split of the Company's common stock to stockholders of record on July 8, 2009 and with a payment date of July 21, 2009.  All share and per share data have been retroactively restated to reflect this recapitalization.

NOTE 5 -   Related Party Transactions

During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to an entity owned by two of its former officers' and directors.  Included in such payments was consulting fees and rent in the amount of $9,000 and $10,000, respectively.  The Company rented space from this entity on a month to month basis.

During the period June 15, 2007 (inception) to March 31, 2008, the Company paid a law firm owned by an officer and director approximately $1,000 for start-up organization expenses.

At March 31, 2008 accounts payable - related parties represents legal fees owed to a law firm owned by an officer and director of the Company.

During the year ended March 31, 2009, the Company was charged approximately $3,600 by an entity owned by two of its officers and directors.  Included in such payments was rent in the amount of $3,000.  The Company previously rented space from this entity on a month to month basis.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -   Related Party Transactions (Continued)

At March 31, 2009, accounts payable - related party represents legal fees owed to a law firm owned by an officer and director of the Company, in the amount of approximately $25,000 and approximately $3,600 in expenses owed to an entity owned by two of its officers and directors.

During the quarter ended June 30, 2009, the Company paid $22,500 in legal fees to a law firm owned by an officer and director of the Company.

During the quarter ended June 30, 2009, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as income in the current period.

During the quarter ended June 30, 2009, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers and directors.  These goods were sold at cost, in order to dispose of them.

NOTE 6 -   Change in Ownership

On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 39,600,000 shares of common stock of the Company (the "Purchased Shares") owned by the three principals to Medford Financial Ltd. (the "Purchaser").  The consideration paid for the Purchased Shares, which represent 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000.

NOTE 7 -   Subsequent Event

          On August 7, 2009, the Company issued a promissory note for $16,000 to its significant stockholder memorializing the debt owed to him. The promissory note is payable on demand and bears interest at 9% per annum.

The $11,500 which is owed to an officer of the Company will be converted to common stock.

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

Overview

Entertainment Art, Inc. (the “Company”) was incorporated on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling a line of fashionable zipper bags. In October 2007 we sold 610,000 shares of common stock to private investors at $.10 per share for gross proceeds of $61,000. The Company registered these shares, which represents 33.70% of the issued and outstanding shares of common stock, for resale. On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding.

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

On August 7, 2009, the Company issued a promissory note for $16,000 to its significant stockholder memorializing the debt owned to him. The promissory note is payable on demand and bears interest at 9% per annum.

The $11,500, which is owed to an officer of the Company, will be converted to shares of common stock. The address of our principal executive office is c/o Mr. Joseph Koegel, Entertainment Art, Inc. 571 Washington Street, West Hempstead, New York 11552. Our telephone number is (516) 946-2049.  We do not have a functioning website at this time.

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

Plan of Operation

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

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

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factor. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or the principals of the acquired company.  It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock.  The Company’s funds are not expected to be used for purposes of any stock purchase from insiders.  The Company shareholders will not be provided the opportunity to approve or consent to such sale.  The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

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

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and takes other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract.  These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company.  No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing.  Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies, distribution, and operating policies of the Company.  It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects that the Company had $2,337 in cash. The Company had no revenues and incurred a net loss of $12,386 for the three months ended June 30, 2009 and a net loss of $105,163 for the period June 15, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders deficiencies of $39,063 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The focus of Entertainment Art’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Entertainment Art has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Entertainment Art does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Entertainment Art presently owns no real property and at this time has no intention of acquiring any such property. Entertainment Art’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Entertainment Art will continue as a going concern. Entertainment Art’s recurring losses from operations, stockholders’ deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes Entertainment Art will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for Entertainment Art, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $12,386 for the three months ended June 30, 2009, and a net loss of $105,163 for the period June 15, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management;  the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products,  services or trades; name identification; and other relevant factors.  Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

There can be no assurance that sufficient funds will be generated during the next three months or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

Item 5. Other Information.

On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding.

On August 7, 2009, the Company issued a promissory note for $16,000 to its significant stockholder memorializing the debt owed to him. The promissory note is payable on demand and bears interest at 9% per annum.

The $11,500, which is owed to an officer of the Company, will be converted to shares of common stock.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Joseph Koegel, the President, Chief Executive Officer, Chairman and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of David Lubin, Chief Financial Officer, Treasurer and Director (attached hereto).

32.1	Section 1350 Certifications of Joseph Koegel, the President, Chief Executive Officer Chairman and Director (attached hereto)

32.2	Section 1350 Certifications of David Lubin, Chief Financial Officer, Treasurer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT ART, INC.
Dated: August 14, 2009	By:	/s/ Joseph Koegel
Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ David Lubin
Name: David Lubin Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)