Form 10-Q
period 2009-09-30
Entertainment Art, Inc.
filed 2009-11-12
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of November 12, 2009, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2009	March 31, 2009
	(Unaudited)
Current Assets:
Cash	$2,469	$5,289

Total Current Assets	2,469	5,289

Total Assets	$2,469	$5,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Notes Payable	$16,000	$-
Accounts Payable - Related Party	-	28,593
Accrued Liabilities	4,628	3,373
Loans Payable - Related Party	27,500	-

Total Current Liabilities	48,128	31,966

Total Liabilities	48,128	31,966

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 issued and outstanding at
September 30, 2009 and March 31, 2009	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(111,759)	(92,777)

Total Stockholders’ Equity (Deficiency)	(45,659)	(26,677)

Total Liabilities and Stockholders’ Equity (Deficiency)	$2,469	$5,289

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period
	Six Months Ended		Quarter Ended		June 15, 2007
	September 30,		September 30,		(Inception) To
	2009	2008	2009	2008	September 30, 2009

Revenues:
Sales - Net	$1,500	$-	$-	$-	$1,500

Costs and Expenses:
Cost of Sales	1,500	-	-	-	1,500
Professional Fees	15,243	15,302	4,500	8,038	60,045
Rent	-	3,000	-	1,500	13,000
Consulting Fees	-	-	-	-	9,000
Other Selling, General and Administrative
Expenses	8,877	7,357	1,371	7,807	34,852

Total Costs and Expenses	25,620	25,659	5,871	17,345	118,397

Loss from Operations	(24,120)	(25,659)	(5,871)	(17,345)	(116,897)

Other Income (Expense):
Extinguishment of Debt	6,093	-	-	-	6,093
Interest Expense	(955)	-	(725)	-	(955)

Total Other Income (Expense)	5,138	-	(725)	-	$5,138

Net Loss	$(18,982)	$(25,659)	$(6,596)	$(17,345)	$(111,759)

Basic and Diluted Loss Per Share	$(.00)	$0.00	$(.00)	$0.00

Weighted Average Common
Shares Outstanding	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100

Common Stock Issued to Private Investors
at $.003 per share, November 2007 to March
2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended
March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Six Months Ended
September 30, 2009 (Unaudited)	-	-	-	(18,982)	(18,982)

Balance, September 30, 2009 (Unaudited)	59,730,000	$59,730	$6,370	$(111,759)	$(45,659)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period
	Six Months Ended		June 15, 2007
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(18,982)	$(25,659)	$(111,759)
Debt Extinguishment	(6,093)	-	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Prepaid Expenses	-	1,050	-
Decrease in Deferred Offering Costs	-	8,000	8,000
(Decrease) in Accounts Payable -
Related Party	(22,500)	(1,407)	(1,907)
Increase in Accrued Liabilities	1,255	-	4,628

Net Cash Used in Operating Activities	(46,320)	(18,016)	(107,131)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	16,000	-	16,000
Proceeds from Loans Payable - Related Party	27,500	-	27,500
Proceeds from Sale of Common Stock	-	-	66,100

Net Cash Provided by Financing Activities	43,500	-	109,600

Increase (Decrease) in Cash	(2,820)	(18,016)	2,469

Cash – Beginning of Period	5,289	28,675	-

Cash – End of Period	$2,469	$10,659	$2,469

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable -
Related Party	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $18,982 for the six months ended September 30, 2009 and a net loss of $111,759 for the period June 15, 2007 (inception) to September 30, 2009.  In addition, the Company had working capital and stockholders deficiencies of $45,659 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2009 the Company borrowed $16,000 and during the quarter ended June 30, 2009 the Company borrowed $27,500 from a related party.  There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -    Loans Payable - Related Party

Loans payable to a related party consist of advances made by an officer of the Company.  They are due on demand and bear interest at 5% per annum.

NOTE 3 -    Common Stock

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

NOTE 4 -    Preferred Stock

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

During the quarter ended June 30, 2009, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as debt extinguishment income in the current period.

During the quarter ended June 30, 2009, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers and directors.  These goods were sold at cost, in order to dispose of them.

At September 30, 2009, the Company owed $1,500 in legal fees to a law firm owned by an officer and director of the Company which is included in accrued liabilities.

At September 30, 2009 loans payable to related party bears interest at 5% per annum and is payable on demand.

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

NOTE 7 -    Notes Payable

On August 7, 2009, the Company issued a promissory note for $16,000.  The promissory note is payable on demand and bears interest at 9% per annum.

NOTE 8 -    Subsequent Event

In October 2009 the Company borrowed an additional $9,000.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results Operations.

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

On August 7, 2009, the Company issued a promissory note for $16,000 to a third party memorializing the debt. The promissory note is payable on demand and bears interest at 9% per annum.

The advances made by an officer of the Company, currently aggregating $27,500, continue to accrue interest at the rate of 5% per annum and are payable on demand.

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

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

Results of Operations For the six months ended September 30, 2009 compared to the six months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 19, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues
The Company did not generate any revenues for the three (3) months ended September 30, 2009 and 2008. We are not expecting to generate any revenues in the future.

During the six (6) months ended September 30, 2009 and 2008, total operating expenses were $25,620 and $25,659, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six (6) months ended September 30, 2009 and 2008, the net loss was $18,982 and $25,659, respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash in the amount of $2,469.

In September 2008, the Company received a purchase order from a not for profit organization for the purchase of 500 units of zipper bags. The products were shipped on consignment in December 2008 and in May 2009 the Company received $1,500 as proceeds in order to liquidate its inventory.

The Company had no revenues and incurred net losses of $18,982 for the six (6) months ended September 30, 2009, and a net loss of $111,759 for the period June 15, 2007 (inception) to September 30, 2009. In addition, the Company had working capital and stockholders' deficiencies of $45,659 at September 30, 2009.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $18,982 for the six months ended September 30, 2009, and a net loss of $111,759 for the period June 15, 2007 (inception) to September 30, 2009.  In addition, the Company had working capital and stockholders deficiencies of $45,659 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3

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

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph Koegel, the President, Chief Executive Officer, Chairman and Director (attached hereto)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of David Lubin, Chief Financial Officer, Treasurer, Secretary and Director (attached hereto).

32.1	Section 1350 Certifications of Joseph Koegel, the President, Chief Executive Officer Chairman and Director (attached hereto)

32.2	Section 1350 Certifications of David Lubin, Chief Financial Officer, Treasurer, Secretary and Director (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT ART, INC.
Dated: November 12, 2009	By: /s/ Joseph Koegel Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: November 12, 2009	By: /s/ David Lubin Name: David Lubin Title: Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)