Form 10-Q
period 2009-12-31
Entertainment Art, Inc.
filed 2010-02-16
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

As of February 16, 2010, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS	December 31, 2009	March 31, 2009
	(Unaudited)
Current Assets:
Cash	$4,877	$5,289
Sundry Receivables	327	-
Total Current Assets	5,204	5,289
Total Assets	$5,204	$5,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Notes Payable	$25,000	$-
Accounts Payable - Related Party	-	28,593
Accrued Liabilities	4,318	3,373
Loans Payable - Related Party	27,500	-
Total Current Liabilities	56,818	31,966

Total Liabilities	56,818	31,966

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 issued and outstanding	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(117,714)	(92,777)

Total Stockholders’ Equity (Deficiency)	(51,614)	(26,677)

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,204	$5,289

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31,				For the Quarters Ended December 31,				For the Period June 15, 2007 (Inception)To December 31, 2009
	2009		2008		2009		2008
Revenues:
Sales - Net		$1500		-		-		-		$1500

Costs and Expenses:
Cost of Sales		1,500		-		-		-		1,500
Professional Fees		19,747		37,802		4,504		22,500		64,549
Rent		-		3,000		-		-		13,000
Consulting Fees		-		-		-		-		9,000
Other Selling, General and
Administrative Expenses		9,488		9,110		611		1,753		35,463

Total Costs and Expenses		30,735		49,912		5,115		24,253		123,512

Loss from Operations		(29,235)		(49,912)		(5,115)		(24,253)		(122,012)

Other Income (Expense):
Extinguishment of Debt		6,093		-		-		-		6,093
Interest Expense		(1,795)		-		(840)		-		(1,795)

Total Other Income (Expense)		4,298		-		(840)		-		$4,298
Net Loss	$	(24,937)	$	(49,912)	$	(5,955)	$	(24.253)	$	(117,714)

Basic and Diluted Loss Per Share	$	( .00)		$(.00)	$	( .00)		$(.00)

Weighted Average Common
Shares Outstanding		59,730,000		59,730,000		59,730,000		59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional Paid-	Deficit Accumulated During the
	Shares	Amount	In Capital	Development Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100
Common Stock Issued to Private Investors
at $.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended
March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Nine Months Ended
December 31, 2009 (Unaudited)	-	-	-	(24,937)	(24,937)

Balance, December 31, 2009 (Unaudited)	59,730,000	$59,730	$6,370	$(117,714)	$(51,614)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,				For the Period June 15, 2007 (Inception) to December 31, 2009
	2009		2008
Cash Flows from Operating Activities:
Net Loss	$	(24,937)	$	(49,912)	$(117,714)
Debt Extinguishment		(6,093)		-	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
(Increase) in Sundry Receivables		(327)		-	(327)
Changes in Assets and Liabilities:
Decrease in Prepaid Expenses		-		1,050	-
Decrease in Deferred Offering Costs		-		8,000	8,000
Increase (Decrease) in Accounts Payable -
Related Parties		(22,500)		17,593	(1,907)
Increase in Accrued Liabilities		945		4,883	4,318
Net Cash Used in Operating Activities		(52,912)		(18,386)	(113,723)

Cash Flows from Investing Activities:		-		-	-

Cash Flows from Financing Activities:				-
Proceeds from Notes Payable		25,000			25,000
Proceeds from Loans Payable - Related Party		27,500		-	27,500
Proceeds from Sale of Common Stock		-		-	66,100
Net Cash Provided by Financing Activities		52,500		-	118,600

Increase (Decrease) in Cash		(412)		(18,386)	4,877

Cash – Beginning of Period		5,289		28,675	-
Cash – End of Period		$4,877		$10,289	$4,877

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-	$-
Income Taxes Paid		$-		$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable -
Related Party		$-		$-	$8,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Entertainment Art, Inc. (“the Company”) was incorporated on June 15, 2007 under the laws of the State of Nevada.

            The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Accounting Standards Codification ("ASC") 915.  The Company intended to focus on designing, providing and selling a line of fashionable zip bags.  The Company has since abandoned its business plan and is now seeking an operation with which to merge or acquire.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $24,937 for the nine months ended December 31, 2009 and a net loss of $117,714 for the period June 15, 2007 (inception) to December 31, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $51,614 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended December 31, 2009 the Company borrowed $9,000.  During the quarter ended September 30, 2009 the Company borrowed $16,000 and during the quarter ended June 30, 2009 the Company borrowed $27,500 from a related party.  There can be no assurances that the Company will be able to raise the additional funds it requires.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -   Recently Enacted Accounting Principles

         In June 2009, the FASB issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105").  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 was effective for the Company in its quarter ended September 30, 2009.  ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

NOTE 3 -  Loans Payable - Related Party

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

NOTE 6 -  Related Party Transactions (Continued)

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

At December 31, 2009, the Company owed $1,500 in legal fees to a law firm owned by an officer and director of the Company which is included in accrued liabilities.

At December 31, 2009 loans payable to related party in the amount of $27,500 bears interest at 5% per annum and is payable on demand.

NOTE 7 -  Change in Ownership

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

NOTE 8 -  Notes Payable

On August 7, 2009, the Company issued a promissory note for $16,000.  The promissory note is payable on demand and bears interest at 9% per annum.

On October 31, 2009 the Company issued a promissory note for $9,000.  The promissory note is payable on demand and bears interest at 9% per annum.

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

On August 7, 2009 and October 31, 2009, the Company issued promissory notes for $16,000 and $9,000, respectively, to third parties memorializing the debts. The promissory notes are payable on demand and bear interest at 9% per annum.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

Results of Operations For the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 19, 2009.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended December 31, 2009 and 2008. We are not expecting to generate any revenues in the future.

During the nine (9) months ended December 31, 2009 and 2008, total operating expenses were $30,735 and $49,912, respectively. The general and administrative expenses were primarily the result of professional fees and other expenses associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the nine (9) months ended December 31, 2009 and 2008, the net loss was $24,937 and $49,912, respectively.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash in the amount of $4,877.

The focus of Entertainment Art’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Entertainment Art has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Entertainment Art does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Entertainment Art presently owns no real property and at this time has no intention of acquiring any such property. Entertainment Art’s expected expenses are comprised of professional fees are primarily incident to its reporting requirements.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $24,937 for the nine months ended December 31, 2009 and a net loss of $117,714 for the period June 15, 2007 (inception) to December 31, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $51,614 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Promissory Note dated August 7, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA.

4.2	Promissory Note dated October 31, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph Koegel, the President, Chief Executive Officer, Chairman and Director (attached hereto)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of David Lubin, Chief Financial Officer, Treasurer, Secretary and Director (attached hereto).

32.1	Section 1350 Certifications of Joseph Koegel, the President, Chief Executive Officer Chairman and Director (attached hereto)

32.2	Section 1350 Certifications of David Lubin, Chief Financial Officer, Treasurer, Secretary and Director (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT ART, INC.
	By:	/s/ Joseph Koegel
Dated: February 16, 2010		Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

	By:	/s/ David Lubin
Dated: February 16, 2010		Name: David Lubin Title: Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)