Form 10-K
period 2010-03-31
Entertainment Art, Inc.
filed 2010-06-18
CIK 1438576

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $597,300 based upon $0.10 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of June 17, 2010 was 59,730,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

Page
PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Removed and Reserved

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
Item 8	Financial Statements.
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules
SIGNATURES

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

Corporate Background

Entertainment Art, Inc. (the “Company”) was incorporated on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling a line of fashionable zipper bags. In October 2007 we sold 20,130,000 shares of common stock to private investors at $.10 per share for gross proceeds of $61,000. The Company registered these shares, which represents 33.70% of the issued and outstanding shares of common stock, for resale. On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding. All share and per share data have been retroactively adjusted to reflect this recapitalization.

On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 39,600,000 shares of common stock of the Company (the "Purchased Shares") owned by the Company's three principals to Medford Financial Ltd. (the "Purchaser").  The consideration paid for the Purchase Shares, which represented 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000

During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to Kingswell Trading, an entity owned by Joseph Koegel, our chief executive officer and Ian Beiss.  Included in such payments were consulting fees and rent in the amount of $9,000 and $10,000, respectively.  The Company rented space from Kingswell Trading on a month to month basis.

Collectible Sales, Inc., an entity owned by Joseph Koegel, our chief executive officer, shipped us goods on consignment. In September 2008, the Company received a purchase order from a not for profit organization for the purchase of 500 units of zipper bags. The merchandise was delivered to the organization on consignment. We have not received any further orders and have effectively ceased operations in this business. In May 2009 the merchandise that was originally shipped to the organization on consignment was sold and we received $1,500 as proceeds.

On August 7, 2009 and October 31, 2009, the Company issued promissory notes for $16,000 and $9,000, respectively, to third parties memorializing the debts. The promissory notes are payable on demand and bear interest at 9% per annum.

During the year ended March 31, 2009, the Company was charged approximately $3,600 by Kingwell Trading.  Included in such amount was rent in the amount of $3,000. The $3,600 was forgiven during the year ended March 31, 2010 and was recorded as debt extinguishment income. The Company previously rented space from this entity on a month to month basis.

During the year ended March 31, 2010, the Company paid $22,500 in legal fees to David Lubin & Associates, PLLC and $2,500 was forgiven and was recorded as debt extinguishment income.

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

Item 1A.      Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.      Unresolved Staff Comments

None

Item 2.         Properties

We currently maintain our corporate offices at 571 Washington Street, West Hempstead, New York 11552. Our telephone number is (516) 333- 8034. Our offices are provided by Collectible Sales, Inc., an entity owned by Joseph Koegel, our Chief Executive Officer and a director, at no cost to the Company. The Company believes that its current office space is adequate for the foreseeable future.

Item 3.         Legal Proceedings

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

Item 4.         Removed and Reserved

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol EERT. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of June 17, 2010, there were 59,730,000 common shares issued and outstanding, which were held by 37 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 15, 2007, we issued an aggregate of 39,600,000 shares of our common stock to our officers and directors for the total consideration of $5,100. These issuances were made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

In October 2007, the Company sold 20,130,000 shares of common stock to private investors at $.10 per share for gross proceeds of $61,000. The sale of the shares represents 33.7% of the Company’s issued and outstanding shares of common stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2010.

Item 6.         Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's common stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company’s shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor in their decision to enter a specific transaction.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may , as  part  of  the  terms  of the acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

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

 The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

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

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity.   Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

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

Results of Operations

As of March 31, 2010, the Company had $3,972 in cash.

Revenues

The Company is in its development stage and did not generate any revenues during the years ended March 31, 2010, and March 31, 2009.

Total operating expenses

During fiscal years ended March 31, 2010 and 2009, total operating expenses were $34,669 and $53,402, respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had cumulative operating loss of $122,576 from June 15, 2007 (inception) to March 31, 2010.

Net loss

During the fiscal years ended March 31, 2010, and 2009, the net loss was $29,799 and $53,402, respectively. The Company had cumulative net loss of $122,576 from June 15, 2007 (inception) to March 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects cash assets in the amount of $3,972. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. In addition, the Company had a working capital deficiency of $56,476 at March 31 2010.

The focus of Entertainment Art’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Entertainment Art has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Entertainment Art does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Entertainment Art presently owns no real property and at this time has no intention of acquiring any such property. Entertainment Art’s major expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Entertainment Art will continue as a going concern. Entertainment Art’s recurring losses from operations, stockholders' deficiency and working capital deficiency and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative loss of $122,576 for the period June 15, 2007 (inception) to March 31, 2010.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $56,476 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.              Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Entertainment Art, Inc.

We have audited the accompanying balance sheets of Entertainment Art, Inc. (a Development Stage Company) (“the Company”) as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended March 31, 2010 and March 31, 2009 and for the period June 15, 2007 (inception) to March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Art, Inc. at March 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended March 31, 2010 and March 31, 2009 and for the period June 15, 2007 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and stockholders' deficiency, has incurred losses since inception, has had no revenues and has not commenced planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
June 17, 2010

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,
	2010	2009
Current Assets:
Cash	$3,792	$5,289

Total Current Assets	3,792	5,289
Total Assets	$3,792	$5,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Notes Payable	$25,000	$-
Accounts Payable - Related Party	-	28,593
Accrued Liabilities	5,268	3,373
Loans Payable - Related Party	27,500	-
Loans Payable	2,500	-

Total Current Liabilities	60,268	31,966

Total Liabilities	60,268	31,966

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 shares issued and outstanding
at March 31, 2010 and 2009, respectively	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(122,576)	(92,777)

Total Stockholders’ Equity (Deficiency)	(56,476)	(26,677)

Total Liabilities and Stockholders’ Equity (Deficiency)	$3,792	$5,289

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Years Ended		June 15, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Revenues:
Sales - Net	$1,500	$-	$1,500

Costs and Expenses:
Cost of Sales	1,500	-	1,500
Rent	-	3,000	13,000
Consulting Fees	-	-	9,000
Professional Fees	22,892	42,802	67,694
Other Selling, General and
Administrative Expenses	10,277	7,600	36,252

Total Costs and Expenses	34,669	53,402	127,446

Loss from Operations	(33,169)	(53,402)	(125,946)

Other Income (Expense):
Extinguishment of Debt	6,093	-	6,093
Interest Expense	(2,723)	-	(2,723)

Total Other Income (Expense)	3,370	-	3,370

Net Loss	$(29,799)	$(53,402)	$(122,576)

Basic and Diluted Loss Per Share	$0.00	$0.00

Weighted Average Common Shares Outstanding	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2010

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.00013 per share, June 2007	39,600,000	39,600	-34,500	-	5,100

Common Stock Issued to Private Investors at
$.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the year ended March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the year ended March 31, 2010	-	-	-	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	$59,730	$6,370	$(122,576)	$(56,476)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Years Ended		June 15, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(29,799)	$(53,402)	$(122,576)
Debt Extinguishment	(6,093)	-	(6,093)
Adjustments to Reconcile Net Loss to
Changes in Assets and Liabilities:
Net Cash Used in Operating Activities:
Decrease in Prepaid Expenses	-	1,050	-
Decrease in Deferred Offering Costs	-	8,000	8,000
(Decrease) Increase in Accounts Payable - Related Party	(22,500)	18,593	(1,907)
Increase in Accrued Liabilities	1,895	2,373	5,268

Net Cash Used in Operating Activities	(56,497)	(23,386)	(117,308)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	25,000	-	25,000
Proceeds from Sale of Common Stock	-	-	66,100
Proceeds from Loans Payable	2,500	-	2,500
Proceeds from Loans Payable - Related Party	27,500	-	27,500

Net Cash Provided by Financing Activities	55,000	-	121,100

(Decrease) Increase in Cash	(1,497)	(23,386)	3,792

Cash – Beginning of Period	5,289	28,675	-

Cash – End of Period	$3,792	$5,289	$3,792

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$
Income Taxes Paid	$-	$-	$

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in
Accounts Payable - Related Party	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies

Organization

Entertainment Art, Inc. (“the Company”) was incorporated on June 15, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to focus on designing, providing and selling a line of fashionable zip bags.  The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire.  Accordingly, the Company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Deferred Offering Costs

Deferred offering costs of $8,000 related to a proposed offering of common stock by the Company were written off during the year ended March 31, 2009 as professional fees.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended March 31, 2010 and 2009 or for the period June 15, 2007 (inception) to March 31, 2010.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, loans payable and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

Research and development costs will be charged to expense as incurred.  The Company did not incur any research and development costs during the years ended March 31, 2010 and 2009 or for the period June 15, 2007 (inception) to March 31, 2010.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105").  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 is effective for the Company in its year ended March 31, 2010.  ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

Subsequent Events

In May, 2009, the FASB issued Statement No. 165, Subsequent Events, now included in ASC 855 Subsequent Events.   ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company adopted ASC 855 in 2009.  The adoption of this Statement did not impact the Company’s financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -    Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative loss of $122,576 for the period June 15, 2007 (inception) to March 31, 2010.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $56,476 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the year ended March 31, 2010, the Company borrowed $27,500 from an outside party and $27,500 from a related party.  There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -    Fair Value

Fair Value Measurement

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.
•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the assets or liability, either directly or indirectly.
•
Level 3 are unobservable inputs for the assets or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company's own data.)

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -    Fair Value

Fair Value Measurement

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$3,792	$-	$-	$3,792

Totals	$3,792	$-	$-	$3,792

Liabilities
Loans Payable - Related Party	$27,500	$-	$-	$27,500
Notes Payable	25,000	-	-	25,000
Loans payable	2,500	$-	$-	$2,500

Totals	$55,000	$-	$-	$55,000

Fair Value Option

FASB ASC 825, Financial Instruments, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attributable for certain financial assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, there was no impact on the Company's financial position, results of operations or cash flows.

NOTE 4 -    Income Taxes

At March 31, 2010, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $123,000, which may be applied against future taxable income, if any, at various times through 2030.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At March 31, 2010, the Company has a deferred tax asset of approximately $51,000 representing the benefit of its net operating loss carry-forward.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $11,000 for the year ended March 31, 2010.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -    Common Stock

In June 2007 the Company issued 39,600,000 shares of common stock to its Founders for $5,100.

In October 2007 the Company sold 20,130,000 shares of common stock to private investors at $.003 per share for gross proceeds of $61,000.

On June 30, 2009 the Board of Directors authorized a 33 for 1 forward split of the Company's common stock to stockholders of record on July 8, 2009 and with a payment date of July 21, 2009.  All share and per share data have been retroactively restated to reflect this recapitalization.

NOTE 6 -    Preferred Stock

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

NOTE 7 -    Related Party Transactions

During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to an entity owned by two of its officers' and directors.  Included in such payments were consulting fees and rent in the amount of $9,000 and $10,000, respectively.  The Company rented space from this entity on a month to month basis.

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

At March 31, 2009, accounts payable - related party represented legal fees owed to a law firm owned by an officer and director of the Company, in the amount of approximately $25,000 and approximately $3,600 in expenses owed to an entity owned by two of its officers' and directors.

During the year ended March 31, 2010, the Company paid $26,898 in legal fees to a law firm owned by an officer and director of the Company.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -    Related Party Transactions (Continued)

During the year ended March 31, 2010, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as debt extinguishment income in the current period (see Note 9).

During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers and directors.  These goods were sold at cost, in order to dispose of them.

At March 31, 2010, the Company owed $1,644 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At March 31, 2010 loans payable to related party in the amount of $27,500 bears interest at 5% per annum and is payable on demand.

NOTE 8 -    Change in Ownership

On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 39,600,000 shares of common stock of the Company (the "Purchased Shares") owned by the Company's three principals to Medford Financial Ltd. (the "Purchaser").  The consideration paid for the Purchase Shares, which represented 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000

NOTE 9 -    Extinguishment of Debt

Indebtedness consisting of accounts payable - related party was forgiven during the year ended March 31, 2010 and was recorded as debt extinguishment income (see Note 7).

NOTE 10 -  Notes Payable

On August 7, 2009, the Company issued a promissory note for $16,000.  The promissory note is payable on demand and bears interest at 9% per annum.

On October 31, 2009, the Company issued a promissory note for $9,000 to the same party.  This promissory note is payable on demand and bears interest at 9% per annum (see Notes 10 and 12).

NOTE 11 -  Loans Payable

During the quarter ended March 31, 2010, the Company borrowed $2,500 from the holder of its notes payable (see Note 10).  This advance is payable on demand and bears interest at 9% per annum.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 -  Subsequent Events

On April 5, 2010, the Company borrowed $3,000 from the holder of its notes payable.  On April 19, 2010, the Company issued a promissory note for $5,500 which memorialized a $2,500 advance during the quarter ended March 31, 2010 and the $3,000 advanced on April 5, 2010.  The promissory note is payable on demand and bears interest at 9% per annum (see Notes 10 and 11).

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of March 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended March 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of people currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such actions. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.      Other Information

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name and Business Address	Age	Position

Joseph Koegel	54	President, Chief Executive Officer and Director

David Lubin	45	Treasurer, Chief Financial Officer, Secretary and Director

 Joseph Koegel has been the president of Collectible Sales, Inc. since January 2001.  Collectible Sales, Inc.  is an independent manufacturer’s representative company, serving the major catalogs, syndicators and electronic media with various products including collectibles, health and beauty products, general merchandise and sports memorabilia. Mr. Koegel is also the President of Kingwell Trading, LLC, which specializes in the marketing and sales of solar garden products and houseware items.

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended March 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.                                Executive Compensation

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joseph Koegel(2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008(1)	0	0	0	0	0	0	4,500	4,500(3)

Ian Beiss(4)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008(1)	0	0	0	0	0	0	4,500	4,500(3)

David Lubin(5)	2010	0	0	0	0	0	0	6,042	6,042(8)
	2009	0	0	0	0	0	0	22,500	22,500(7)
	2008(1)	0	0	0	0	0	0	10,000	10,000(6)

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

(5)  Mr. Lubin has been serving as our Secretary and a Director since our inception on June 15, 2007 and our Treasurer and Chief Financial Officer since May 1, 2009.

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

(7) As of March 31, 2009, the Company owed the law firm of David Lubin & Associates, PLLC, a total of $25,000, of which the Company paid $22,500 in May 2009 and $2,500 of which was recorded as debt extinguishment income in the current period

(8) As of March 31, 2010, the Company owed the law firm of David Lubin & Associates, PLLC, a total of $1,644, which was paid subsequent to the year end. During the year ended March 31, 2010, the law firm of David Lubin & Associates, PLLC earned a total of $6,042.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 17, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 59,730,000 shares of our common stock issued and outstanding as of June 10, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Entertainment Art, Inc., 571 Washington Avenue, West Hempstead, New York 11552.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Medford Financial Ltd. 35 Barack Road, Belize City, Belize	Common	39,600,000	66.3%

Joseph Koegel	Common	0	0%

David Lubin	Common	0	0%

Directors and Officers as a Group (2 persons)	Common	0	0%

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

On June 16, 2007, we issued 13,200,000 shares of our common stock to Mr. Joseph Koegel, our President and a director of the Company.  These shares were issued in exchange for $1,700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Koegel is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On June 16, 2007, we issued 13,200,000 shares of our common stock to Mr. David Lubin, our Secretary and a director of the Company.  These shares were issued in exchange for $1,700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lubin is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On June 16, 2007, we issued 13,200,000 shares of our common stock to Mr. Ian Beiss, who was our treasurer and a director until May 2009.  These shares were issued in exchange for $1,700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Beiss was an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

We owed $25,000 in legal fees as of March 31, 2009 to David Lubin & Associates, of which $22,500 was paid in May 2009 and the balance was recorded as debt extinguishment income.

As of March 31, 2010, the Company owed the law firm of David Lubin & Associates, PLLC, a total of $1,644, which was paid subsequent to the year end. During the year ended March 31, 2010, the law firm of David Lubin & Associates, PLLC earned a total of $6,042.

Indebtedness consisting of accounts payable - related party (Kingswell Trading) was forgiven during the year ended March 31, 2010 and was recorded as debt extinguishment income in the amount of $3,593.

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

Item 14.      Principal Accounting Fees and Services

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2010	For Fiscal Year Ended March 31, 2009
Audit Fees	$11,500	$9,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of March 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. Our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of our auditors before the auditors are engaged to render audit and non-audit services.

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

4.1
Promissory Note dated August 7, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA., (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 16, 2010)

4.2
Promissory Note dated October 31, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA., (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 16, 2010)

4.3	Promissory Note dated April 19, 2010 made by Entertainment Art, Inc. in favor of Camal Group SA. (filed herewith).

5.1
Opinion of David Lubin & Associates, PLLC regarding the legality of the securities being registered (filed as Exhibit 5.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 18, 2008, file no. 333-152404)

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

 Date: June 18, 2010

 ENTERTAINMENT ART, INC.

By: /s/ Joseph Koegel
Name: Joseph Koegel
Title: President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

By: /s/ David Lubin
Name: David Lubin
Title: Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

June 18, 2010	/s/ Joseph Koegel	Joseph Koegel	President, Chief Executive Officer, Chairman and Director
June 18, 2010	/s/ David Lubin	David Lubin	Treasurer, Secretary and Director