Form 10-Q
period 2010-06-30
Entertainment Art, Inc.
filed 2010-08-13
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-152404

ENTERTAINMENT ART, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	26-0370478 (IRS Employer ID Number)

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

As of August 10, 2010, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	June 30, 2010	March 31, 2010
	(Unaudited)
Current Assets:
Cash	$4,046	$3,792

Total Current Assets	4,046	3,792

Total Assets	$4,046	$3,792
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes Payable	$30,500	$25,000
Accrued Liabilities	14,113	5,268
Loans Payable - Related Party	27,500	27,500
Loans Payable	—	2,500

Total Current Liabilities	72,113	60,268

Total Liabilities	72,113	60,268

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	—	—
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 shares issued and outstanding
at June 30, 2010 and March 31, 2010	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(134,167)	(122,576)

Total Stockholders’ Deficiency	(68,067)	(56,476)

Total Liabilities and Stockholders’ Deficiency	$4,046	$3,792

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Period June 15, 2007 (Inception) to
	2010	2009	June 30, 2010
Revenues:
Sales - Net	$—	$1,500	$1,500

Costs and Expenses:
Cost of Sales	—	1,500	1,500
Rent	—	—	13,000
Consulting Fees	—	—	9,000
Professional Fees	9,462	10,743	77,156
Other Selling, General and Administrative Expenses	1,101	7,506	37,353

Total Costs and Expenses	10,563	19,749	138,009

Loss from Operations	(10,563)	(18,249)	(136,509)

Other Income (Expense):
Extinguishment of Debt	—	6,093	6,093
Interest Expense	(1,028)	(230)	(3,751)

Total Other Income (Expense)	(1,028)	5,863	2,342

Net Loss	$(11,591)	$(12,386)	$(134,167)
Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares
Outstanding	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2010

	Common Stock		Additional	Deficit Accumulated During the
	Shares	Amount	Paid-In Capital	Development Stage	Total
Balance, June 15, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founder at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	—	5,100

Common Stock Issued to Private Investors at $.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	—	61,000

Net Loss for the Period	—	—	—	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended March 31, 2009	—	—	—	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Year Ended March 31, 2010	—	—	—	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net Loss for the Quarter Ended June 30, 2010 (Unaudited)	—	—	—	(11,591)	(11,591)

Balance, June 30, 2009 (Unaudited)	59,730,000	$59,730	$6,370	$(134,167)	$(68,067)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended June 30,		For the Period June 15, 2007 (Inception) to
Cash Flows from Operating Activities:	2010	2009	June 30, 2010
Net Loss	$(11,591)	$(12,386)	$(134,167)
Debt Extinguishment	—	(6,093)	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	—	—	8,000
(Decrease) in Accounts Payable - Related Party	—	(22,500)	(1,907)
Increase in Accrued Liabilities	8,845	10,527	14,113

Net Cash Used in Operating Activities	(2,746)	(30,452)	(120,054)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Notes Payable	3,000	—	28,000
Proceeds from Loans Payable - Related Party	—	27,500	27,500
Proceeds from Sale of Common Stock	—	—	66,100
Proceeds of Loans Payable	—	—	2,500

Net Cash Provided by Financing Activities	3,000	27,500	124,100

Increase (Decrease) in Cash	254	(2,952)	4,046

Cash – Beginning of Period	3,792	5,289	—

Cash – End of Period	$4,046	$2,337	$4,046

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable -Related Party	$—	$—	$8,000
Reclassification of Loan Payable to Note Payable	$2,500	$—	$2,500

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

          Entertainment Art, Inc. (“the Company”) was incorporated on June 15, 2007 under the laws of the State of Nevada.

    The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) 915. The Company intended to focus on designing, providing and selling a line of fashionable zip bags. The Company has since abandoned its business plan and is now seeking an operation with which to merge or acquire. Accordingly, the company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

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

          The Company is a development stage company and has not commenced planned principal operations. The Company had virtually no revenues and incurred a net loss of $11,591 for the three months ended June 30, 2010, and a net loss of $134,167 for the period June 15, 2007 (inception) to June 30, 2010. In addition, the Company had working capital and stockholders deficiencies of $68,067 at June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

           The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the quarter ended June 30, 2010 the Company borrowed $3,000. There can be no assurances that the Company will be able to raise the additional funds it requires.

          The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -  Preferred Stock

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

          On June 30, 2009 the Board of Directors authorized a 33 for 1 forward split of the Company’s common stock to stockholders of record on July 8, 2009 and with a payment date of July 21, 2009. All share and per share data have been retroactively restated to reflect this recapitalization.

NOTE 4 -  Related Party Transactions

          During the period June 15, 2007 (inception) to March 31, 2008, the Company paid approximately $35,000 to an entity owned by two of its former officers’ and directors. Included in such payments were consulting fees and rent in the amount of $9,000 and $10,000, respectively. The Company rented space from this entity on a month to month basis.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -  Related Party Transactions (Continued)

          During the period June 15, 2007 (inception) to March 31, 2008, the Company paid a law firm owned by an officer and director approximately $1,000 for start-up organization expenses.

          During the year ended March 31, 2009, the Company was charged approximately $3,600 by an entity owned by two of its officers’ and directors. Included in such payments was rent in the amount of $3,000. The Company previously rented space from this entity on a month to month basis.

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

          During the year ended March 31, 2010, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500. The balance of $6,093 was recorded as extinguishment of debt income for the year ended March 31, 2010.

          During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers’ and directors. These goods were sold at cost, in order to dispose of them.

          At March 31, 2010, the Company owed $1,644 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

          At March 31, 2010 loans payable to a related party in the amount of $27,500 bear interest at 5% per annum and are payable on demand.

          At June 30, 2010, the Company owed $3,238 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

          At June 30, 2010 the company owed $1,693 in interest on a loan payable in the amount of $27,500. This accrued interest is included in accrued liabilities.

NOTE 5 -  Change in Ownership

          On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 39,600,000 shares of common stock of the Company (the “Purchased Shares”) owned by the three principals to Medford Financial Ltd. (the “Purchaser”). The consideration paid for the Purchased Shares, which represented 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000.

NOTE 6 -  Notes Payable

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

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -  Notes Payable-(Continued)

          On April 5, 2010, the Company borrowed $3,000 from the holder of its note payable. On April 19, 2010, the Company issued a promissory note for $5,500 which memorialized a $2,500 advance during the quarter ended March 31, 2010 and the $3,000 advanced on April 5, 2010. The promissory note is payable on demand and bears interest a 9% per annum.

NOTE 7 -  Subsequent Events

          On July 30, 2010, the Company issued a promissory note in the amount of $10,000 for funds borrowed. The note bears interest at 9% per annum and is payable on demand.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Entertainment Art,” Company,” “we,” “our” or “us” refer to Entertainment Art, Inc. unless the context otherwise indicates.

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

During the year ended March 31, 2010, the Company paid $26,898 in legal fees to David Lubin & Associates, PLLC, a law firm owned by David Lubin, an officer and director of the Company.

At June 30, 2010, the Company owed $3,238 in legal fees to the law firm of David Lubin & Associates, PLLC.

The advances made by an officer of the Company, currently aggregating $27,500, continue to accrue interest at the rate of 5% per annum and are payable on demand. As of June 30, 2010 the company owed $1,693 in interest on a loan.

On April 5, 2010, the Company borrowed $3,000 from the holder of its note payable. On April 19, 2010, the Company issued a promissory note for $5,500 which memorialized a $2,500 advance during the year ended March 31, 2010 and the $3,000 advanced on April 5, 2010. The promissory note is payable on demand and bears interest a 9% per annum.

On July 30, 2010, the Company issued a promissory note in the amount of $10,000 for funds borrowed. The note bears interest at 9% per annum and is payable on demand.

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

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to the acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 18, 2010.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended June 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $10,563 and $19,749, respectively.  General and administrative expenses were $1,101 and $7,506, respectively. Professional fees were $9,462 and $10,743, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $11,591 and $12,386, respectively and a net loss of $134,167 for the period June 15, 2007 (inception) to June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash in the amount of $4,046. On July 30, 2010, the Company issued a promissory note in the amount of $10,000 for funds borrowed. The note bears interest at 9% per annum and is payable on demand.

The focus of Entertainment Art’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Entertainment Art has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Entertainment Art does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Entertainment Art presently owns no real property and at this time has no intention of acquiring any such property. Entertainment Art’s expected expenses are comprised of professional fees, primarily incident to its reporting requirements.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $11,591 for the three months ended June 30, 2010, and a net loss of $134,167 for the period June 15, 2007 (inception) to June 30, 2010.  In addition, the Company had working capital and stockholders deficiencies of $68,067 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
.
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

None.

Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Remove and Reserved

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
4.4	Promissory Note dated July 30, 2010 made by Entertainment Art, Inc. in favor of Camal Group SA.(filed herewith).

31.1	Rule 13a-14(a)/15d14(a) Certifications of Joseph Koegel, the Principal Executive Officer (attached hereto).

31.2	Rule 13a-14(a)/15d14(a) Certifications of David Lubin, the Principal Financial Officer (attached hereto).

32.1	Section 1350 Certifications of Joseph Koegel, the Principal Executive Officer (attached hereto)

32.2	Section 1350 Certifications of David Lubin, the Principal Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT ART, INC.
Dated: August 13, 2010	By: /s/ Joseph Koegel Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: August 13, 2010	By: /s/ David Lubin Name: David Lubin Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)