Form 10-Q
period 2010-09-30
Entertainment Art, Inc.
filed 2010-11-08
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 8, 2010, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2010	March 31, 2010
	(Unaudited)
Current Assets:
Cash	$2,866	$3,792

Total Current Assets	2,866	3,792

Total Assets	$2,866	$3,792

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes Payable	$40,500	$25,000
Accrued Liabilities	8,664	5,268
Loans Payable - Related Party	27,500	27,500
Loans Payable	-	2,500

Total Current Liabilities	76,664	60,268

Total Liabilities	76,664	60,268

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 issued and outstanding at
September 30, 2010 and March 31, 2010	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(139,898)	(122,576)

Total Stockholders’ Deficiency	(73,798)	(56,476)

Total Liabilities and Stockholders’ Deficiency	$2,866	$3,792

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period June 15, 2007
	Six Months Ended		Quarter Ended		(Inception) To
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenues:
Sales - Net	$-	$1,500	$-	$-	$1,500

Costs and Expenses:
Cost of Sales	-	1,500	-	-	1,500
Rent	-	-	-	-	13,000
Consulting Fees	-	-	-	-	9,000
Professional Fees	13,542	15,243	4,080	4,500	81,236
Other Selling, General and Administrative
Expenses	1,721	8,877	620	1,371	37,973

Total Costs and Expenses	15,263	25,620	4,700	5,871	142,709

Loss from Operations	(15,263)	(24,120)	(4,700)	(5,871)	(141,209)

Other Income (Expense):
Extinguishment of Debt	-	6,093	-	-	6,093
Interest Expense	(2,059)	(955)	(1,031)	(725)	(4,782)

Total Other Income (Expense)	(2,059)	5,138	(1,031)	(725)	$1,311

Net Loss	$(17,322)	$(18,982)	$(5,731)	$(6,596)	$(139,898)

Basic and Diluted Loss Per Share	$(.00)	$0.00	$(.00)	$0.00

Weighted Average Common
Shares Outstanding	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100

Common Stock Issued to Private
Investors at $.003 per share, November
2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended
March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Year Ended
March 31, 2010	-	-	-	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net Loss for the Six Months Ended
September 30, 2010 (Unaudited)	-	-	-	(17,322)	(17,322)

Balance, September 30, 2010 (Unaudited)	59,730,000	$59,730	$6,370	$(139,898)	$(73,798)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period June 15, 2007
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(17,322)	$(18,982)	$(139,898)
Debt Extinguishment	-	(6,093)	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	-	-	8,000
(Decrease) in Accounts Payable -
Related Party	-	(22,500)	(1,907)
Increase in Accrued Liabilities	3,396	1,255	8,664

Net Cash Used in Operating Activities	(13,926)	(46,320)	(131,234)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	13,000	16,000	38,000
Proceeds from Loans Payable - Related Party	-	27,500	27,500
Proceeds from Sale of Common Stock	-	-	66,100
Proceeds of Loans Payable	-	-	2,500

Net Cash Provided by Financing Activities	13,000	43,500	134,100

Increase (Decrease) in Cash	(926)	(2,820)	2,866

Cash – Beginning of Period	3,792	5,289	-

Cash – End of Period	$2,866	$2,469	$2,866

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable -
Related Party	$-	$-	$8,000

Reclassification of Loans Payable to Notes Payable	$2,500	$-	$2,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $17,322 for the six months ended September 30, 2010, and a net loss of $139,898 for the period June 15, 2007 (inception) to September 30, 2010.  In addition, the Company had working capital and stockholders' deficiencies of $73,798 at September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended September 30, 2010 the Company borrowed $13,000.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -    Related Party Transactions (Continued)

During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers' and directors. These goods were sold at cost, in order to dispose of them.

At March 31, 2010, the Company owed $1,644 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At March 31, 2010 loans payable to a related party in the amount of $27,500 bear interest at 5% per annum and are payable on demand.

At September 30, 2010, the Company owed $963 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.
At September 30, 2010 the Company owed $2,037 in interest on a loan payable to an officer and director in the amount of $27,500. This accrued interest is included in accrued liabilities.

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

On April 5, 2010, the Company borrowed $3,000 from the holder of its note payable. On April 19, 2010, the Company issued a promissory note for $5,500 which memorialized a $2,500 advance during the quarter ended March 31, 2010 and $3,000 advanced on April 5,2010. The promissory note is payable on demand and bears interest a 9% per annum.

On July 30, 2010, the Company issued a promissory note for $10,000 to the same party. This promissory note is payable on demand and bears interest at 9% per annum.

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

History

Entertainment Art, Inc. (the “Company”) was incorporated on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling a line of fashionable zipper bags. In October 2007 we sold 20,130,000 shares of common stock to private investors at $0.003 per share for gross proceeds of $61,000. The Company registered these shares, which represents 33.70% of the issued and outstanding shares of common stock, for resale. On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding. All share and per share data have been retroactively adjusted to reflect this recapitalization.

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

The advances made by an officer of the Company, currently aggregating $27,500, continue to accrue interest at the rate of 5% per annum and are payable on demand. As of September 30, 2010 the company owed $2,037 in interest on this loan.

On July 30, 2010, the Company issued a promissory note in the amount of $10,000 for funds borrowed. The note bears interest at 9% per annum and is payable on demand.

 At September 30, 2010, the Company owed $963 in legal fees to the law firm of David Lubin & Associates, PLLC, a law firmed owned by David Lubin, an officer and director of the Company.

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

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing to the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or is in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 18, 2010.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $4,700 and $5,871, respectively.  General and administrative expenses were $620 and $1,371, respectively. Professional fees were $4,080 and $4,500, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $5,731 and $6,596, respectively and the net loss amounted to $139,898 for the period June 15, 2007 (inception) to September 30, 2010.

Results of Operations For the six months ended September 30, 2010 compared to the six months ended September 30, 2009

Revenues

The Company had net revenues of $0 and $1,500 for the six (6) months ended September 30, 2010 and 2009, respectively. We are not expecting to generate any revenues in the future.

During the six (6) months ended September 30, 2010 and 2009, total operating expenses were $15,263 and $25,620, respectively.  General and administrative expenses were $1,721 and $8,877, respectively. Professional fees were $13,542 and $15,243, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the six (6) months ended September 30, 2010 and 2009, the net loss was $17,322 and $18,982, respectively and the net loss amounted to $139,898 for the period June 15, 2007 (inception) to September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash in the amount of $2,866. On July 30, 2010, the Company issued a promissory note in the amount of $10,000 for funds borrowed. The note bears interest at 9% per annum and is payable on demand.

The focus of Entertainment Art’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Entertainment Art has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Entertainment Art does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Entertainment Art presently owns no real property and at this time has no intention of acquiring any such property. Entertainment Art’s expected expenses are comprised substantially of professional fees, primarily incident to its reporting requirements.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $17,322 for the six months ended September 30, 2010, and a net loss of $139,898 for the period June 15, 2007 (inception) to September 30, 2010.  In addition, the Company had working capital and stockholders' deficiencies of $73,798 at September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended September 30, 2010 the Company borrowed $13,000.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

ENTERTAINMENT ART, INC.

Dated: November 8, 2010	By:	/s/ Joseph Koegel
Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: November 8, 2010	By:	/s/ David Lubin
Name: David Lubin Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)