Form 10-Q
period 2010-12-31
Entertainment Art, Inc.
filed 2011-02-09
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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
Yes              No ☐

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

As of February 8, 2011, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	December 31, 2010	March 31, 2010
	(Unaudited)
Current Assets:
Cash	$2,177	$3,792

Total Current Assets	2,177	3,792

Total Assets	$2,177	$3,792

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Notes Payable	$40,500	$25,000
Accrued Liabilities	12,882	5,268
Loans Payable - Related Party	27,500	27,500
Loans Payable	-	2,500

Total Current Liabilities	80,882	60,268

Total Liabilities	80,882	60,268

Commitments and Contingencies

Stockholders’ Equity:

Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized, 59,730,000 issued and outstanding	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(144,805)	(122,576)

Total Stockholders’ Equity (Deficiency)	(78,705)	(56,476)

Total Liabilities and Stockholders’ Equity (Deficiency)	$2,177	$3,792

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months		For the		For the Period
	Ended		Quarters Ended		June 15, 2007
	December 31,		December 31,		(Inception) To
	2010	2009	2010	2009	December 31, 2010
Revenues:
Sales - Net	$-	$1,500	$-	$-	$1,500

Costs and Expenses:
Cost of Sales	-	1,500	-	-	1,500
Rent	-	-	-	-	13,000
Consulting Fees	-	-	-	-	9,000
Professional Fees	16,730	19,747	3,188	4,504	84,424
Other Selling, General and
Administrative Expenses	2,409	9,488	688	611	38,661

Total Costs and Expenses	19,139	30,735	3,876	5,115	146,585

Loss from Operations	(19,139)	(29,235)	(3,876)	(5,115)	(145,085)

Other Income (Expense):
Extinguishment of Debt	-	6,093	-	-	6,093
Interest Expense	(3,090)	(1,795)	(1,031)	(840)	(5,813)

Total Other Income (Expense)	(3,090)	4,298	(1,031)	(840)	$280

Net Loss	$(22,229)	$(24,937)	$(4,907)	$(5.955)	$(144,805)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common
Shares Outstanding	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2010

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100

Common Stock Issued to Private Investors at $.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the Year Ended March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the Year Ended March 31, 2010	-	-	-	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net Loss for the Nine Months Ended December 31, 2010 (Unaudited)	-	-	-	(22,229)	(22,229)

Balance, December 31, 2010 (Unaudited)	59,730,000	$59,730	$6,370	$(144,805)	$(78,705)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months		For the Period
	Ended		June 15, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(22,229)	$(24,937)	$(144,805)
Debt Extinguishment	-	(6,093)	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Sundry Receivables	-	(327)	-
Decrease in Deferred Offering Costs	-	-	8,000
(Decrease) in Accounts Payable -
Related Parties	-	(22,500)	(1,907)
Increase in Accrued Liabilities	7,614	945	12,882

Net Cash Used in Operating Activities	(14,615)	(52,912)	(131,923)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	13,000	25,000	38,000
Proceeds from Loans Payable - Related Party	-	27,500	27,500
Proceeds from Sale of Common Stock	-	-	66,100
Proceeds of Loans Payable	-	-	2,500

Net Cash Provided by Financing Activities	13,000	52,500	134,100

Increase (Decrease) in Cash	(1,615)	(412)	2,177

Cash – Beginning of Period	3,792	5,289	-

Cash – End of Period	$2,177	$4,877	$2,177

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable -
Related Party	$-	$-	$8,000

Reclassification of Loans Payable to Notes Payable	$2,500	$-	$2,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $22,229 for the nine months ended December 31, 2010, and a net loss of $144,805 for the period June 15, 2007 (inception) to December 31, 2010.  In addition, the Company had working capital and stockholders' deficiencies of $78,705 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended December 31, 2010 the Company borrowed $13,000.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

At December 31, 2010, the Company owed $1,650 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At December 31, 2010 the Company owed $2,381 in interest on a loan payable to an officer and director in the amount of $27,500. This accrued interest is included in accrued liabilities.

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

At December 31, 2010, the Company owed $1,650 in legal fees to a law firm owned by David Lubin, an officer and director of the Company.

At December 31, 2010 the Company owed $2,381 in interest on a loan payable to an officer and director in the amount of $27,500.

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

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk to investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

 As part of any transaction, the acquired company may require that management or other stockholders of the Company to sell all or a portion of their shares to the acquired company, or the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s common stock. The Company’s funds are not expected to be used for purposes of any stock purchase from insiders. The Company’s shareholders will not be provided the opportunity to approve or consent to such sale.

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

Results of Operations For the three months ended December 31, 2010 compared to the three months ended December 31, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 18, 2010.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended December 31, 2010 and 2009. We are not expecting to generate any revenues in the future.

During the three (3) months ended December 31, 2010 and 2009, total operating expenses were $3,876 and $5,115, respectively.  General and administrative expenses were $688 and $611, respectively. Professional fees were $3,118 and $4,504, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months December 31, 2010 and 2009, the net loss was $4,907 and $5,955, respectively and the net loss amounted to $144,805 for the period June 15, 2007 (inception) December 31, 2010.

 Results of Operations For the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009

Revenues

The Company had net revenues of $0 and $1,500 for the nine (9) months ended December 31, 2010 and 2009, respectively. We are not expecting to generate any revenues in the future.

During the nine (9) months ended December 31, 2010 and 2009, total operating expenses were $19,139 and $29,235, respectively.  General and administrative expenses were $2,409 and $9,488, respectively. Professional fees were $16,730 and $19,747, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the nine (9) months ended December 31, 2010 and 2009, the net loss was $22,229 and $24,937, respectively and the net loss amounted to $144,805 for the period June 15, 2007 (inception) to December 31, 2010.

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $22,229 for the nine months ended December 31, 2010, and a net loss of $144,805 for the period June 15, 2007 (inception) to December 31, 2010.  In addition, the Company had working capital and stockholders' deficiencies of $78,705 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash in the amount of $2,177.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $22,229 for the nine months ended December 31, 2010, and a net loss of $144,805 for the period June 15, 2007 (inception) to December 31, 2010.  In addition, the Company had working capital and stockholders' deficiencies of $78,705 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ENTERTAINMENT ART, INC.
Dated: February 9, 2011	By: /s/ Joseph Koegel Name: Joseph Koegel Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: February 9, 2011	By: /s/ David Lubin Name: David Lubin Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)