Form 10-K
period 2011-03-31
Entertainment Art, Inc.
filed 2011-06-29
CIK 1438576

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. There is no public bid or ask price of the common equity.

The number of shares of the issuer’s common stock issued and outstanding as of June 28, 2011 was 59,730,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	4
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Removed and Reserved	6

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8	Financial Statements	F-
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	14
Item 9A(T)	Controls and Procedures	14
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance	16
Item 11	Executive Compensation	17
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13	Certain Relationships and Related Transactions, and Director Independence	19
Item 14	Principal Accountant Fees and Services	20

PART IV
Item 15	Exhibits, Financial Statement Schedules	21
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

Corporate Background

Entertainment Art, Inc. was incorporated on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling a line of fashionable zipper bags. In October 2007 we sold 20,130,000 shares of common stock to private investors at $.003 per share for gross proceeds of $61,000. The Company registered these shares, which represents 33.70% of the issued and outstanding shares of common stock, for resale. On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding.

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

On August 7, 2009 and October 31, 2009, the Company issued promissory notes for $16,000 and $9,000, respectively, to a third party memorializing the debts. The promissory notes are payable on demand and bear interest at 9% per annum. In addition, on April 19, 2010 and July 20, 2010 we issued promissory notes for $5,500 and $10,000, respectively, to such third party. The notes are payable on demand and bear interest at 9% per annum.

Advances made by the officers of the Company, currently aggregating $44,000 ($16,500 of which were advanced to us in May 2011), continue to accrue interest at the rate of 5% per annum and are payable on demand.

The address of our principal executive office is c/o Mr. Joseph Koegel, Entertainment Art, Inc. 571 Washington Street, West Hempstead, New York 11552. Our telephone number is (516) 946-2049 begin_of_the_skype_highlightingend_of_the_skype_highlighting.  We do not have a functioning website at this time.

The Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

We are considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

Item 1A           Risk Factors

Smaller reporting companies are not required to provide the information required by this Item IA.

Item 1B.          Unresolved Staff Comments

None

Item 2.     Properties

We currently maintain our corporate offices at 571 Washington Street, West Hempstead, New York 11552. Our telephone number is (516) 333- 8034. Our offices are provided by an entity owned by our Chief Executive Officer and a director, at no  cost to us. We believe that its current office space is adequate for the foreseeable future.

Item 3.             Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to the Company or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

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

Holders

As of June 28, 2011, there were 59,730,000 common shares issued and outstanding, which were held by 37 stockholders of record.

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

On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009 and as a result of the forward split, the Company has 59,730,000 shares of common stock issued and outstanding. All share and per share information have been retroactively restated to reflect this recapitalization.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2011.

Item 6.             Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

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

Plan of Operation

During the next 12 months, we intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

We might obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to our management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of our common stock. Our funds are not expected to be used for purposes of any stock purchase from insiders. Our shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

We have not formulated any policy regarding the use of consultants or outside advisors, but do not anticipate that it will use the services of such persons.

We have, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

We anticipate that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that we will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than an hour per week if necessary) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

We will not restrict our search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which we may become  engaged,  in that such  business may need  additional  capital,  may merely desire to have its shares  publicly  traded,  or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the our present management and shareholders will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as  part  of  the  terms  of the acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.

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

We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of our interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

Results of Operations

As of March 31, 2011, the Company had  assets of $13.

Revenues

The Company did not generate any revenues during the years ended March 31, 2011, and March 31, 2010.

Total operating expenses

During fiscal years ended March 31, 2011, and 2010, total operating expenses were $25,127 and $34,669 , respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had a cumulative operating loss of $151,073 from June 15, 2007 (inception) to March 31, 2011.

Net loss

During the fiscal years ended March 31, 2011, and 2010, the net loss was $29,848 and $29,799, respectively. The Company had cumulative net loss of $152,424 from June 15, 2007 (inception) to March 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011 reflects only $13 in cash. We have sustained our corporate existence solely as a result of borrowings from our officers and directors and an unaffiliated third party. We had a working capital deficiency of $86,324 at March 31 2011.
As of March 31, 2011, we owed $40,500 to an unaffiliated party, plus accrued interest. Said principal sum accrues interest at the rate of 9% and is due and payable on demand.

As of March 31, 2011, we owed $27,500 to Joseph Koegel, our principal executive officer and a director. In addition, we owe $16,500 to David Lubin, an officer and director. Said principal sums accrue interest at the rate of 5% and are due and payable on demand.

The focus of our efforts is to acquire an operating business. Despite no active operations at this time, management has no intention to liquidate. We have considered various business alternatives including the possible acquisition of an existing business, but to date have found possible opportunities unsuitable or excessively priced. We do not contemplate limiting the scope of our search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. We presently own no real property and at this time have no intention of acquiring any such property. Our major expected expenses are comprised of professional fees primarily incident to our reporting requirements.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Our recurring losses from operations, stockholders' deficiency and working capital deficiency and lack of revenue generating operations, raise substantial doubt about our ability to continue as a going concern.

Management believes we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and have incurred a cumulative loss of $152,424for the period June 15, 2007 (inception) to March 31, 2011. In addition, the Company had a stockholders' deficiency of $86,324 at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We are attempting to address our lack of liquidity by borrowing from its officers and directors or by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that we will be able to raise the additional funds it requires.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this item.

Item 8.             Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Entertainment Art, Inc.

We have audited the accompanying balance sheets of Entertainment Art, Inc. (a Development Stage Company) (“the Company”) as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended March 31, 2011 and 2010 and for the period June 15, 2007 (inception) to March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Art, Inc. at March 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010 and for the period June 15, 2007 (inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
June 29, 2011

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	2011	2010
Current Assets:
Cash	$13	$3,792

Total Current Assets	13	3,792

Total Assets	$13	$3,792

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes Payable	$40,500	$25,000
Accrued Liabilities	18,337	5,268
Loans Payable - Related Party	27,500	27,500
Loans Payable	-	2,500

Total Current Liabilities	86,337	60,268

Total Liabilities	86,337	60,268

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized, 59,730,000 shares issued and outstanding
at March 31, 2011 and 2010, respectively	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(152,424)	(122,576)

Total Stockholders’ Deficiency	(86,324)	(56,476)

Total Liabilities and Stockholders’ Deficiency	$13	$3,792

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Year Ended		June 15, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Revenues:
Sales - Net	$-	$1,500	$1,500

Costs and Expenses:
Cost of Sales	-	1,500	1,500
Rent	-	-	13,000
Consulting Fees	-	-	9,000
Professional Fees	19,400	22,892	87,094
Other Selling, General and
Administrative Expenses	5,727	10,277	41,979

Total Costs and Expenses	25,127	34,669	152,573

Loss from Operations	(25,127)	(33,169)	(151,073)

Other Income (Expense):
Extinguishment of Debt	-	6,093	6,093
Interest Expense	(4,721)	(2,723)	(7,444)

Total Other Income (Expense)	(4,721)	3,370	(1,351)

Net Loss	$(29,848)	$(29,799)	$(152,424)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2011

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100

Common Stock Issued to Private Investors at
$.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the year ended March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the year ended March 31, 2010	-	-	-	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net Loss for the year ended March 31, 2011	-	-	-	(29,848)	(29,848)

Balance, March 31, 2011	59,730,000	$59,730	$6,370	$(152,424)	$(86,324)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended		June 15, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(29,848)	$(29,799)	$(152,424)
Debt Extinguishment	-	(6,093)	(6,093)
Adjustments to Reconcile Net Loss to
Changes in Assets and Liabilities:
Net Cash Used in Operating Activities:
Decrease in Deferred Offering Costs	-	-	8,000
(Decrease) in Accounts Payable -
Related Party	-	(22,500)	(1,907)
Increase in Accrued Liabilities	13,069	1,895	18,337

Net Cash Used in Operating Activities	(16,779)	(56,497)	(134,087)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	13,000	25,000	38,000
Proceeds from Sale of Common Stock	-	-	66,100
Proceeds from Loans Payable	-	2,500	2,500
Proceeds from Loans Payable - Related Party	-	27,500	27,500

Net Cash Provided by Financing Activities	13,000	55,000	134,100

(Decrease) Increase in Cash	(3,779)	(1,497)	13

Cash – Beginning of Period	3,792	5,289	-

Cash – End of Period	$13	$3,792	$13

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in
Accounts Payable - Related Party	$-	$-	$8,000
Reclassification of Loans Payable to
Notes Payable	$2,500	$-	$2,500

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended March 31, 2011 and 2010 or for the period June 15, 2007 (inception) to March 31, 2011.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the years ended March 31, 2011 and 2010 or for the period June 15, 2007 (inception) to March 31, 2011.

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative loss of $152,424 for the period June 15, 2007 (inception) to March 31, 2011. In addition, the Company had a working capital deficiency and stockholders' deficiency of $86,324 at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended March 31, 2011, the Company borrowed $13,000 from an outside party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

The carrying value of cash, accrued liabilities, loans payable and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The Company's financial instruments include cash, accrued liabilities, loans payable and notes payable. All of these items were determined to be Level 1 fair value measurements.

NOTE 4 - Notes Payable

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

On July 30, 2010, the Company issued a promissory note for $10,000 to the same party. This promissory note is payable on demand and bear interest at 9% per annum.

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

During the years ended March 31, 2011 and 2010, the Company paid $5,300 and $6,042, respectively, in legal fees to a law firm owned by an officer and director of the Company.

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

At March 31, 2011 and 2010, the Company owed $2,063 and $1,644 respectively, in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At March 31, 2011 and 2010 loans payable to related party in the amount of $27,500 bears interest at 5% per annum and is payable on demand.

NOTE 6 - Common Stock

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

NOTE 7 - Preferred Stock

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

NOTE 8 - Income Taxes

At March 31, 2011, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $152,000, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At March 31, 2011, the Company has a deferred tax asset of approximately $65,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $14,000 for the year ended March 31, 2011.

NOTE 9 - Change in Ownership

On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 39,600,000 shares of common stock of the Company (the "Purchased Shares") owned by the Company's three principals to Medford Financial Ltd. (the "Purchaser"). The consideration paid for the Purchase Shares, which represented 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000

NOTE 10 - Extinguishment of Debt

Indebtedness in the amount of $6,093 consisting of accounts payable - related party was forgiven during the year ended March 31, 2010 and was recorded as debt extinguishment income.

NOTE 11 - Deferred Offering Costs

Deferred offering costs of $8,000 related to a proposed offering of common stock by the Company were written off during the year ended March 31, 2009 as professional fees.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of the filing of the financial statements with the Securities and Exchange Commission.

In May 2011 the Company received a loan in the amount of $16,500 from an officer and director of the Company. The loan bears interest at 5% per annum and is payable on demand.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of March 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended March 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name and Business Address	Age	Position

Joseph Koegel	55	President, Chief Executive Officer and Director

David Lubin	46	Treasurer, Chief Financial Officer, Secretary and Director

Joseph Koegel - Since March 2010, Mr. Koegel has been the vice president-global sourcing for Metro Design USA, Inc., an importer of household merchandise. Since January 2001, Mr. Mr Koegel was the president of Collectible Sales, Inc. an independent manufacturer’s representative company, serving the major catalogs, syndicators and electronic media with various products including collectibles, health and beauty products, general merchandise and sports memorabilia. Mr. Koegel was also the President of Kingswell Trading, LLC, which specializes in the marketing and sales of solar garden products and houseware items through August 2009.

David Lubin has been the principal of David Lubin & Associates, PLLC since 2002. Mr. Lubin counsels clients in all aspects of corporate and securities laws matters. Mr. Lubin has a J.D. with honors from Brooklyn Law School and a M.B.A. from Baruch College.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Each of the directors are entitled to indemnification from the Company for any threatened, pending or completed action, suit, arbitration or proceeding, or any inquiry or investigation, whether brought against, by or in the right of the Company or any of its subsidiaries, or otherwise. Pursuant to the terms of the indemnification agreements, each director is entitled to all fees and expenses in connection with any such action or proceeding. We do not have to pay all their fees and expenses if it relates to a cause of action in which a final non-appealable judgment or other final adjudication adverse to the director has established: (i) that his acts were committed in bad faith or were the result of active and deliberate dishonesty, or he gained any financial profit or other advantage to which he was not legally entitled; (ii) that the director in fact made profits from the purchase or sale of securities of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934 or similar provisions of any state; or (iii) that payment by the Company is not permitted by applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended March 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

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
Item 11. Executive Compensation

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joseph Koegel(1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

David Lubin(2)	2011	0	0	0	0	0	0	5,300(3)	5,3000
	2010	0	0	0	0	0	0	6,042(3)	6,042

(1)  Mr. Koegel has been serving as our Director, President and Chief Executive Officer since our inception on June 15, 2007.

(2)  Mr. Lubin has been serving as our Secretary and a Director since our inception on June 15, 2007 and our Treasurer and Chief Financial Officer since May 1, 2009.

(3) Represents fees paid to the law firm of David Lubin & Associates, PLLC.

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

Although neither officer or director has an employment agreement with the Company, the Board resolved that David Lubin shall be entitled, in addition to any legal services provided by his law firm, to a directors' fee of $2,000 per month for the fiscal year commencing April 1, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 17, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 59,730,000 shares of our common stock issued and outstanding as of June 28, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Entertainment Art, Inc., 571 Washington Avenue, West Hempstead, New York 11552.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Medford Financial Ltd. 35 Barack Road, Belize City, Beliz	Common	39,600,000	66.3%

Joseph Koegel	Common	0	0%

David Lubin	Common	0	0%

Directors and Officers as a Group (2 persons)	Common	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During the period from June 15, 2007 (inception) to March 31, 2008, our board of directors agreed to compensate Mr. Koegel in the amount of $5,000 in consideration for services rendered to the Company as a consultant.

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
During the year ended March 31, 2010, the Company paid $6,042 in legal fees to David Lubin & Associates, PLLC, a law firm founded by David Lubin, an officer and director of the Company.

In May 2009, Messrs. Koegel, Beiss and Lubin sold their shares in the company to Medford Financial Ltd., a Belize corporation, for an aggregate of $120,000.

Our directors are entitled to indemnification pursuant to indemnification agreements dated as of March 1, 2011.

As of March 31, 2011, we owed $27,500 to Joseph Koegel, our principal executive officer and a director. In addition, we owe $16,500 to David Lubin, an officer and director. Said principal sums accrue interest at the rate of 5% and are due and payable on demand.

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

Item 14. Principal Accounting Fees and Services

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2011	For Fiscal Year Ended March 31, 2010
Audit Fees	$11,500	$11,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of March 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.           Exhibits. Financial Statement Schedules

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
4.1
Promissory Note dated August 7, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA.(filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010)

4.2
Promissory Note dated October 31, 2009 made by Entertainment Art, Inc. in favor of Camal Group SA. (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010)

4.3
Promissory Note dated April 19, 2010 made by Entertainment Art, Inc. in favor of Camal Group SA. (filed as Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 18, 2010)

4.4
 Promissory Note dated July 30, 2010 made by Entertainment Art, Inc. in favor of Camal Group SA. (filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010)

10.1	Indemnification Agreement dated as of March 1, 2011 between Entertainment Art, Inc. and Joseph Koegel
10.2	Indemnification Agreement dated as of March 1, 2011 between Entertainment Art, Inc. and David Lubin
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: June 29, 2011

ENTERTAINMENT ART, INC.

By: /s/ Joseph Koegel
Name: Joseph Koegel
Title: President, Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

By: /s/ David Lubin
Name: David Lubin
Title: Treasurer, Secretary and Director
(Principal Financial & Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

June 29, 2011	/s/ Joseph Koegel	Joseph Koegel	President, Chief Executive Officer, Chairman and Director
June 29, 2011	/s/ David Lubin	David Lubin	Treasurer, Secretary and Director