Form 10-Q
period 2011-06-30
Entertainment Art, Inc.
filed 2011-08-10
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

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

As of August 10, 2011, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2011	March 31, 2011
	(Unaudited)

ASSETS

Current Assets:

Cash	$2,523	$13

Total Current Assets	$2,523	$13

Total Assets	$2,523	$13

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes Payable	$40,500	$40,500
Accrued Liabilities	14,757	18,337
Loans Payable - Related Parties	44,000	27,500
Total Current Liabilities	99,257	86,337
Total Liabilities	99,257	86,337
Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value; 100,000,000 shares authorized, 59,730,000 shares issued and outstanding
at June 30, 2011 and March 31, 2011	59,730	59,730
Additional Paid-In Capital	6,370	6,370
Deficit Accumulated During the Development Stage	(162,834)	(152,424)
Total Stockholders’ Deficiency	(96,734)	(86,324)
Total Liabilities and Stockholders’ Deficiency	$2,523	$13

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,
	2011	2010	June 15, 2007 (Inception) to June 30, 2011

Revenues:
Sales - Net	$-	$-	$1,500
Costs and Expenses:
Cost of Sales	-	-	1,500
Rent	-	-	13,000
Consulting Fees	-	-	9,000
Professional Fee	7,688	9,462	94,782
Other Selling, General and Administrative Expenses	1,348	1,101	43,327
Total Costs and Expenses	9,036	10,563	161,609
Loss from Operations	(9,036)	(10,563)	(160,109)
Other Income (Expense):
Extinguishment of Debt	-	-	6,093
Interest Expense	(1,374)	(1,028)	(8,818)
Total Other Income (Expense)	(1,374)	(1,028)	(2,725)
Net Loss	$(10,410)	$(11,591)	$(162,834)
Basic and Diluted Loss Per Share	$(.00)	$(.00)
Weighted Average Common Shares Outstanding	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2011

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance, June 15, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.00013 per share, June 2007	39,600,000	39,600	(34,500)	-	5,100

Common Stock Issued to Private Investors at $.003 per share, November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000
Net Loss for the Period	-	-	-	(39,375)	(39,375)

Balance, March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net Loss for the year ended March 31, 2009	-	-	-	(53,402)	(53,402)

Balance, March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net Loss for the year ended March 31, 2010	-	-	-	(29,799)	(29,799)

Balance, March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net Loss for the year ended March 31, 2011	-	-	-	(29,848)	(29,848)

Balance, March 31, 2011	59,730,000	59,730	6,370	(152,424)	(86,324)

Net Loss for the quarter ended June 30, 2011 (Unaudited)	-	-	-	(10,410)	(10,410)

Balance, June 30, 2011 (Unaudited)	59,730,000	$59,730	$6,370	$(162,834)	$96,734

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended June 30,		For the Period June 15, 2007 (Inception)to June 30, 2011
	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(10,410)	$(11,591)	$(162,834)
Debt Extinguishment	-	-	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	-	-	8,000
(Decrease) in Accounts Payable - Related Party	-	-	(1,907)
Increase(Decrease) in Accrued Liabilities	(3,580)	8,845	14,757

Net Cash Used in Operating Activities	(13,990)	(2,746)	(148,077)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	-	3,000	38,000
Proceeds from Loans Payable - Related Parties	16,500	-	44,000
Proceeds from Sale of Common Stock	-	-	66,100
Proceeds of Loans Payable	-	-	2,500

Net Cash Provided by Financing Activities	16,500	3,000	150,600

Increase in Cash	2,510	254	2,523

Cash – Beginning of Period	13	3,792	-

Cash – End of Period	$2,523	$4,046	$2,523

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable Related Party	$-	$-	$8,000
Reclassification of Loan Payable to Note Payable	$-	$2,500	$2500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $10,410 for the three months ended June 30, 2011, and a net loss of $162,834 for the period June 15, 2007 (inception) to June 30, 2011.  In addition, the Company had working capital and stockholders deficiencies of $96,734 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2011 the Company borrowed $16,500, from a related party.  There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Related Party Transactions

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

During the year ended March 31, 2011, the Company paid $5,300 in legal fees to a law firm owned by an officer and director of the Company.

During the year ended March 31, 2010, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as extinguishment of debt  income for the year ended March 31, 2010 (see Note 5)

During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its officers' and directors.  These goods were sold at cost, in order to dispose of them.

 At March 31, 2011, the Company owed $2,063 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At March 31, 2011  loans payable to related parties in the amount of $27,500 bear interest at 5% per annum and are payable on demand.

In May 2011, the Company received loans of $16,500 form a related party. The loans bear interest at 5% per annum and are payable on demand.

At June 30, 2011, the Company owed $3,750 in legal fees to a law firm owned by an officer and director of the Company, which is included in accrued liabilities.

At June 30, 2011 the company owed $3,187 in interest on loans payable to related parties in the aggregate amount of $44,000. This accrued interest is included in accrued liabilities.

NOTE 3 - Notes Payable

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

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Notes Payable (Continued)

On April 5, 2010, the Company borrowed $3,000 from the holder of its notes payable. On April 19, 2010, the Company issued a promissory note for $5,500 which memorialized a $2,500 advance during the quarter ended March 31, 2010 and the $3,000 advanced on April 5,2010. The promissory note is payable on demand and bears interest a 9% per annum.

On July 30, 2010, the Company issued a promissory note to the same party.  This promissory note is payable on demand and bears interest at 9% per annum.

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

In October 2007 the Company sold 20,130,000 shares of common stock to private investors at $.003 per share for gross proceeds of $61,000

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

Note 7 -  Subsequent Events

In August 2011, the Company received advances of $5,000 from a third party.

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

Overview

We are a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Results of Operations For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 29, 2011.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended June 30, 2011 and 2010. We are not expecting to generate any revenues in the future.

During the three (3) months ended June 30, 2011 and 2010, total operating expenses were $9,036 and $10,563, respectively.  General and administrative expenses were $1,348 and $1,101, respectively. Professional fees were $7,688 and $9,462, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months ended June 30, 2011 and 2010, the net loss was $10,410 and $11,591, respectively and a net loss of $162,384 for the period June 15, 2007 (inception) to June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011 the Company had $2,523 in cash.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $10,410 for the three months ended June 30, 2011, and a net loss of $162,384 for the period June 15, 2007 (inception) to June 30, 2011.  In addition, the Company had working capital and stockholders deficiencies of $96,734 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

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

Item 4.   Removed and Reserved

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

ENTERTAINMENT ART, INC.

Dated: August 10, 2011	By:	/s/ Joseph Koegel
Name: Joseph Koegel
Title: President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Dated: August 10, 2011	By:	/s/ David Lubin
Name: David Lubin
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)