Form 10-Q
period 2011-09-30
Entertainment Art, Inc.
filed 2011-11-15
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the transition period from _____ to _____

Commission File Number: 333-152404

ENTERTAINMENT ART, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0370478
(State of incorporation)	(IRS Employer ID Number)

Jeff Lamson
2679 Aberdeen Lane,
El Dorado Hills, CA 95762
(Address of principal executive offices)

408.605.1572
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

As of November 1, 2011, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30,
	2011	March, 31
	(Unaudited)	2011
ASSETS
CURRENT ASSETS
Cash	$1,335	$13
Total current assets	1,335	13

TOTAL ASSETS	$1,335	$13

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes Payable	$45,500	$40,500
Accrued liabilities	15,827	18,337
Loan Payable-Related parties	44,000	27,500
Total current liabilities	105,327	86,337

Total Liabilities	$105,327	86,337

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding

Common Stock, $.001 par value; 100,000,000 shares authorized,

59,730,000 shares issued and outstanding at September 30, 2011 and March 31, 2011.	59,730	59,730
Additional paid-in capital	6,370	6,370

Deficit accumulated during the development stage	(170,092)	(152,424)
Total Stockholders' Deficiency	(103,992)	(86,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,335	$13

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					from
	For the		For the		June 15,
	Six Months Ended		Quarter Ended		2007 (Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$1500
Sales Net

COSTS AND EXPENSES
Cost of sales	0	0	0	0	1,500
Rent	0	0	0	0	13,000
Consulting Fees	0	0	0	0	9,000
Professional Fees	11,650	13,542	3,862	4,080	98,644
Other Selling, General and Administrative Expenses	3,270	1,721	2,022	620	45,349
Total Cost and Expenses	14,920	15,263	5,884	4,700	167,493

Loss From Operations	(14,920)	(15,263)	(5,884)	(4,700)	(165,993)

Other Income(Expense)
Extinguishment of Debt					6,093
Interest Expense	(2,748)	(2,059)	(1,374)	(1,031)	(10,192)
Total Other Income (Expense)	(2,748)	(2,059)	(1,374)	(1,031)	(4,099)

Net Loss	$(17,668)	$(17,322)	$(7,258)	$(5,731)	$(170,092)

PER SHARE DATA:

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common shares outstanding	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15,2007	-	$-	$-	$-	$-

Common shares issued to Founders
for cash at $0.00013 per share	39,600,000	39,600	(34,500)	-	5,100
on June 2007

Common shares issued to Private Investors
at $0.003 per share,	20,130,000	20,130	40,870	-	61,000
November 2007 to March 2008

Net loss for the period	-	-	-	(39,375)	(39,375)
				-
Balance - March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net loss for the year ended March 31, 2009				(53,402)	(53,402)

Balance - March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net loss for the year ended March 31, 2010				(29,799)	(29,799)

Balance - March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net loss for the year ended March 31, 2011				(29,848)	(29,848)

Balance - March 31, 2011	59,730,000	59,730	6,370	(152,424)	(86,324)

Net loss for the six months ended September 30, 2011 (unaudited)	-	-	-	(17,668)	(17,668)

Balance - September 30, 2011 (unaudited)	59,730,000	$59,730	$6,370	$(170,092)	$(103,992)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For Six Months	For Six Months	For the Period
	Ended	Ended	from June 15, 2007
	September 30,	September 30,	(inception) to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,668)	(17,322)	(170,092)
Debt Extinguishment	-	-	(6,093)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Defferred Offering Costs	-	-	8,000
Increase (Decrease) in Accrued Liabilities - Related parties	924	-	(1,907)
Increase (Decrease) in Accrued Liabilities	(3,434)	3,396	15,827
			.
Net cash used in operating activities	(20,178)	(13,926)	(154,265)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds of Loans Payable	-	-	2,500
Proceeds From Loans Payable-related parties	16,500	-	44,000
Proceeds From Notes Payable	5,000	13,000	43,000
Proceeds from the Sale of Common Stock	-	-	66,100
Net cash provided by financing activities	21,500	13,000	155,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,322	(926)	1,335

CASH AT BEGINNING OF PERIOD	13	3,792	-

CASH AT END OF PERIOD	$1,335	2,866	$1,335

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Defered Offering costs recorded in Accounts payable -
Related Party	$-	$-	$8,000
Reclassification of Loan payable to Note payable	$-	$-	$2,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $7,258 for the three months ended September 30, 2011, and a net loss of $170,092 for the period June 15, 2007 (inception) to September 30, 2011.  In addition, the Company had working capital and stockholders deficiencies of $103,992 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period June 15, 2007 (inception) to March 31, 2008, the Company paid a law firm owned by a former officer and director approximately $1,000 for start-up organization expenses.

During the year ended March 31, 2009, the Company was charged approximately $3,600 by an entity owned by two of its former officers' and directors.  Included in such payments was rent in the amount of $3,000.  The Company previously rented space from this entity on a month to month basis.

During the year ended March 31, 2011, the Company paid $5,300 in legal fees to a law firm owned by a former officer and director of the Company.

During the year ended March 31, 2010, the Company satisfied its accounts payable - related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as extinguishment of debt  income for the year ended March 31, 2010 (see Note 5)

During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its former officers' and directors.  These goods were sold at cost, in order to dispose of them.

 At March 31, 2011, the Company owed $2,063 in legal fees to a law firm owned by a former officer and director of the Company, which is included in accrued liabilities.

At March 31, 2011 and September 30, 2011 loans payable to former related parties in the amount of $27,500 and $44,000 respectively bear interest at 5% per annum and are payable on demand.

At September 30, 2011, the Company owed $963 in legal fees to a law firm owned by a former officer and director of the Company, which is included in accrued liabilities.

At September 30, 2011 the company owed $3,649 in interest on loans payable to former related parties in the amount of $44,000. This accrued interest is included in accrued liabilities.

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

On August 3, 2011, the Company issued a promissory note for $5,000 to another outside party. This promissory note is payable on demand and bears interest at 5% per annum.

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

In October 2007 the Company sold 20,130,000 shares of common stock to private investors at $.003 per share for gross proceeds of $61,000

On September 30, 2009 the Board of Directors authorized a 33 for 1 forward split of the Company's common stock to stockholders of record on July 8, 2009 and with a payment date of July 21, 2009.  All share and per share data have been retroactively restated to reflect this recapitalization.

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

NOTE 7 - Subsequent Events

On October 10, 2011, Mr. Joseph Koegel resigned as President, Chief Executive Officer, and as a member of the board of directors of Entertainment Art, Inc. (the "Company").  On October 11, 2011, Mr. David Lubin resigned as Secretary and as a member of our board of directors.

On October 11, 2011, Jeff Lamson was elected as president, chief executive officer, treasurer, and a member to our board of directors.

On October 11, 2011, Tyrone Lamb was elected as secretary and a member to our board of directors.

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

The address of our principal executive office is c/o Mr. Jeff Lamson, Entertainment Art, Inc. 2679 Aberdeen Lane, El Dorado Hills, CA  95762.  Our telephone number is 408.605.1572.  We do not have a functioning website at this time.

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

Results of Operations For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 29, 2011.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months or six (6) months ended September 30, 2011 and 2010. We are not expecting to generate any revenues in the future.

During the three (3) months ended September 30, 2011 and 2010, total operating expenses were $5,884 and $4,700, respectively.  General and administrative expenses were $2,022 and $620, respectively. Professional fees were $3,862 and $4,080, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

During the six (6) months ended September 30, 2011 and 2010, total operating expenses were $14,920 and $15,263, respectively.  General and administration expenses were $3,270 and $1,721, respectively.  Professional fees were $11,650 and $13,542, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months ended September 30, 2011 and 2010, the net loss was $7,258 and $5,731, respectively. During the six (6) months ended September 30, 2011 and 2010, the net loss was $17,668 and $17,322 respectively, and a net loss of $170,092 for the period June 15, 2007 (inception) to September 30, 2011.

Liquidity and Capital Resources

The Company has limited cash.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $7,258 for the three months ended September 30, 2011, a net loss of $17,668 for the six months ended September 30, 2011, and a net loss of $170,092 for the period June 15, 2007 (inception) to September 30, 2011.  In addition, the Company had working capital and stockholders deficiencies of $103,992 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved

Item 5.   Other Information.

On October 10, 2011, Mr. Joseph Koegel resigned as President, Chief Executive Officer, and as a member of the board of directors of Entertainment Art, Inc. (the "Company").   Mr. Koegel served as a company officer and director since June 2007.  On October 11, 2011, Mr. David Lubin resigned as Secretary and as a member of our board of directors.  Mr. Lubin served as a company officer and director since June 2007.

On October 11, 2011, Jeff Lamson was elected as president, chief executive officer, treasurer, and a member to our board of directors.  Mr. Lamson’s executive management and financial experience and expertise in small business and technology matters make him well qualified as a member of our board of directors.  He also brings transactional expertise including mergers and acquisitions and capital markets.

On October 11, 2011, Tyrone Lamb was elected as secretary and a member to our board of directors.  Mr. Lamb, age 43, is the VP of Finance for Folsom Window and Glass, a speciality contractor’s glass company based in Sacramento, California.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Jeff Lamson, the Principal Executive Officer (attached hereto).

31.2	Rule 13a-14(a)/15d14(a) Certifications of Jeff Lamson, the Principal Financial Officer (attached hereto).

32.1	Section 1350 Certifications of Jeff Lamson, the Principal Executive Officer (attached hereto)

32.2	Section 1350 Certifications of Jeff Lamson, the Principal Financial Officer (attached hereto)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT ART, INC.

Dated: November __, 2011	By:	/s/ Jeff Lamson
Jeff Lamson,
President, Chief Executive Officer, Chairman, Treasurer and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)