Form 10-Q
period 2011-12-31
Entertainment Art, Inc.
filed 2012-02-21
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

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

As of December 31, 2011, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	December 31,
	2011	March, 31
	Unaudited	2011
ASSETS
CURRENT ASSETS
Cash	$772	$13
Total current assets	772	13

TOTAL ASSETS	$772	$13

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Note Payable	$40,500	$40,500
Loan Payable	5,000	-
Accrued liabilities	9,679	18,337
Loan Payable-Related parties	6,500	27,500
Total current liabilities	61,679	86,337

Long-Term Debt:
Note payable	15,400	0
Total liabilities	77,079	86,337

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.001 par value; 10,000,000 shares
authorized,
none issued and outstanding
	-	-
Common Stock, $.001 par value; 100,000,000
shares authorized,

59,730,000 shares issued and outstanding at
December 31, 2011 and March 31, 2011.	59,730	59,730
Additional paid-in capital	6,370	6,370

Deficit accumulated during the development stage	(142,407)	(152,424)
Total Stockholders' Deficiency	(76,307)	(86,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$772	$13

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					from Inception
	For the three months	For the three months	For the nine months	For the nine months	June 15,
	Ended	Ended	Ended	Ended	2007 to
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010	2011

REVENUES Sales Net	$-	$-	$-	$-	$1500

COST AND EXPENSES
Cost of sales	0	0	0	0	1,500
Rent	0	0	0	0	13,000
Consulting Fees	0	0	0	0	9,000
Professional Fees	1,538	3,188	13,188	16,730	100,182
Other Selling, General and Administrative	1,891	688	5,161	2,409	47,240
Total Cost and Expenses	3,429	3,876	18,349	19,139	170,922

Loss From Operations	(3,429)	(3,876)	(18,349)	(19,139)	(169,422)

Other Income(Expense)
Extinguishment of Debt	32,249	-	32,249	-	38,342
Interest Expense	(1,135)	(1,031)	(3,883)	(3,090)	(11,327)
Total Other Income (Expense)	31,114	(1,031)	28,366	(3,090)	27,015

Net Income (Loss)	$27,685	$(4,907)	$10,017	$(22,229)	$(142,407)

PER SHARE DATA:

Basic and diluted loss per common share	$.00	$(.00)	$.00	$(.00)

Weighted Average Common shares outstanding
	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15,2007	-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.0013 per share	39,600,000	39,600	(34,500)	-	5,100
on June 2007

Common shares issued to Private Investors
for cash at $0.003 per share	20,130,000	20,130	40,870	-	61,000
November 2007 to March 2008

Net loss for the period	-	-	-	(39,375)	(39,375)
				-
Balance - March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net loss for the year ended March 31, 2009				(53,402)	(53,402)

Balance - March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net loss for the year ended March 31, 2010				(29,799)	(29,799)

Balance - March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net loss for the year ended March 31, 2011				(29,848)	(29,848)

Balance - March 31, 2011	59,730,000	59,730	6,370	(152,424)	(86,324)

Net Income for the nine months ended December 31, 2011 (unaudited)				10,017	10,017

Balance - December 31, 2011 (unaudited)	59,730,000	$59,730	$6,370	$(142,407)	$(76,307)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

				For the Period
	For nine months		For nine months	from Inception
	Ended		Ended	June 15,
	Dec 31,		Dec 31,	2007 to
	2011		2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)		$10,017	$(22,229)	$(142,407)
Debt Extinguishment		(32,249)	-	(38,342)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Defferred Offering Costs				8,000
Increase (Decrease) in Accrued Liabilities		(5,009)	7,614	11,421
				.
Net cash used in operating activities		(27,241)	(14,615)	(161,328)

CASH FLOW FROM INVESTING ACTIVITIES		-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds From Loans payable		5,000		7,500
Proceeds From Loans payable-related parties		7,600	-	35,100
Proceeds From Notes payable		15,400	13,000	53,400
Proceeds from the Sale Common stock		-	-	66,100
Net cash provided by financing activities		28,000	13,000	162,100

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		759	(1,615)	772

CASH AT BEGINNING OF PERIOD		13	3,792	-

CASH AT END OF PERIOD		$772	$2,177	$772

Supplemental Disclosures Cash Flow Information:

Interest Paid	$		$	$-
Income Taxes paid	$		$	$-

Supplemental Disclosures of Non-Cash Financing Activities:

Deffered Offering costs recorded in Accounts payable related parties	$		$	$8,000
Reclassification of Loan payable to Note payable	$		$2,500	$2,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss from operations of $3,429 for the three months ended December 31, 2011, and a net loss of $142,407 for the period June 15, 2007 (inception) to December 31, 2011.  In addition, the Company had a working capital deficiency of $60,907 and stockholders deficiency of $76,307 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain items in these condensed financial statements have been reclassified to conform to current period presentation.

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

At March 31, 2011 loans payable to former related parties in the amount of $27,500 bear interest at 5% per annum and are payable on demand.

In October 2011, the Company issued a promissory note for $15,400 as consideration to and it order to memorialize a loan made to company in May 2011 by a third party. This loan was originally inadvertently reported as part of a related party loan of $16,000. The loan bears interest at 5% per annum and is due December 31, 2015 (See note 3).

During the quarter ended December 31, 2011, , the Company was issued a credit of $963 for legal fees by a law firm owned by a former officer and director of the Company.

At December 31, 2011the company owed note payable to related party in the amount of $6,500 bearing interest at 5% per annum and are payable on demand.

During the quarter ended December 31, 2011, the balance of $28,600 loan payable to former related parties and the associated interest of $3,649 was recorded as extinguishment of debt income totaling $32,249.

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

On May 10, 2011, the company received $15,400 from a non related party. This transaction was memorized on October 10, 2011 and the promissory note is due on December 31, 2015 and bears 5% interest per annum.

In October 2011, the Company issued a promissory note for $15,400 as consideration to and it order to memorialize a loan made to company in May 2011 by a third party. This loan was originally inadvertently reported as part of a related party loan of $16,000. The loan bears interest at 5% per annum and is due December 31, 2015 (See note 2).

On August 3, 2011, the Company received a loan from the same party. The loan is payable on demand and bears interest at 5% per annum.

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

NOTE 6 - Change in Ownership

On May 1, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement, which provided for the sale of 39,600,000 shares of common stock of the Company (the "Purchased Shares") owned by the three principals to Medford Financial Ltd. (the "Purchaser").  The consideration paid for the Purchased Shares, which represented 66.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $120,000.

NOTE 7 - Subsequent Events

None

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

Results of Operations For the three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 29, 2011.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months or nine (9) months ended December 31, 2011 and 2010. We are not expecting to generate any revenues in the future.

During the three (3) months ended December 31, 2011 and 2010, total operating expenses were $3,429 and $3,876, respectively.  General and administrative expenses were $1,891 and $688, respectively. Professional fees were $1,538 and $3,188, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

During the nine (9) months ended December 30, 2011 and 2010, total operating expenses were $18,349 and $19,139, respectively.  General and administration expenses were $5,161 and $2,409, respectively.  Professional fees were $13,188 and $16,730, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Debt Extinguishment – The Company recorded debt extinguishment of $32,249 related to the forgiveness of indebtedness to former related parties during the quarter ended December 31, 2011.

Net loss

During the three (3) months ended December 31, 2011 and 2010, the net income (loss) was $27,685 and $(4,907), respectively. During the nine (9) months ended December 31, 2011 and 2010, the net income(loss) was $10,017 and $(22,229) respectively, and a net loss of $142,407 for the period June 15, 2007 (inception) to December 31, 2011.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss from operations of $3,429 for the three months ended December 31, 2011, a net loss from operations of $18,349 for the nine months ended December 31, 2011, and a net loss of $142,407 for the period June 15, 2007 (inception) to December 31, 2011.  In addition, the Company had working capital deficiency of $60,907, and stockholders deficiency of $76,307 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
_______
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

ENTERTAINMENT ART, INC.

Dated: February 21, 2012	By:	/s/ Jeff Lamson
Jeff Lamson,
President, Chief Executive Officer, Chairman, Treasurer and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)