Form 10-K
period 2012-03-31
Entertainment Art, Inc.
filed 2012-06-07
CIK 1438576

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 000-53678

ENTERTAINMENT ART, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0370478
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Jeff Lamson
Entertainment Art, Inc.
2679 Aberdeen Lane
El Dorado Hills, CA 95762
(Address of principal executive offices)

408-605-1572
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

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

The number of shares of the issuer’s common stock issued and outstanding as of June 5, 2012 was 59,730,000 shares.

Documents Incorporated By Reference:  None

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

On August 7, 2009 and October 31, 2009, the Company issued promissory notes for $16,000 and $9,000, respectively, to a third party memorializing the debts. The promissory notes are payable on demand and bear interest at 9% per annum. In addition, on April 19, 2010 and July 20, 2010 we issued promissory notes for $5,500 and $10,000, respectively, to such third party. The notes are payable on demand and bear interest at 9% per annum.  On August 3, 2011, the Company issued a promissory note for $5,000 to a third party, which bear interest at 5% per annum.  On October 10, 2011, the Company issued a promissory note for $15,400 to the same third party and on March 30, 2012, the Company issued a promissory note for $5,000 to the same party, both bear interest at 5% per annum.

Advances made by the officers of the Company, currently aggregating $6,500, accrue interest at the rate of 5% per annum and are payable on demand.

The address of our principal executive office is c/o Mr. Jeff Lamson, Entertainment Art, Inc. 2679 Aberdeen Lane, El Dorado Hills, CA 95762. Our telephone number is 408-605-1572.  We do not have a functioning website at this time.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We currently maintain our corporate offices at 2679 Aberdeen Lane, El Dorado Hills, CA 95762. Our telephone number is 408-605-1572. Our offices are provided by an entity owned by our Chief Executive Officer and a director, at no cost to us. We believe that its current office space is adequate for the foreseeable future.

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

Holders

As of June 5, 2012, there were 59,730,000 common shares issued and outstanding, which were held by 26 stockholders of record.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

We will not restrict our search for any specific kind of business, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which we may become engaged,  in that such  business may need  additional  capital,  may merely desire to have its shares  publicly  traded,  or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that our present management and shareholders will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as  part  of  the  terms  of the acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

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

The issuance of substantial additional securities and their potential sale into any trading market, which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company, which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any product which may be acquired.

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

Results of Operations

As of March 31, 2012, the Company had assets of $2,944.

Revenues

The Company did not generate any revenues during the years ended March 31, 2012, and March 31, 2011.

Total operating expenses

During fiscal years ended March 31, 2012, and 2011, total operating expenses were $25,716 and $25,127, respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had a cumulative operating loss of $151,047 from June 15, 2007 (inception) to March 31, 2012.

Net loss

During the fiscal years ended March 31, 2012, and 2011, the net income was $1,377 and a net loss of $29,848, respectively. The Company had cumulative net loss of $151,047 from June 15, 2007 (inception) to March 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects only $2,944 in cash. We have sustained our corporate existence solely as a result of borrowings from our officers and directors and an unaffiliated third party. We had a working capital deficiency of $84,947 at March 31 2012.

As of March 31, 2012, we owed $40,500 to an unaffiliated party, plus accrued interest. Said principal sum accrues interest at the rate of 9% and is due and payable on demand.  We also owe $25,400 to another unaffiliated party, plus accrued interest. Said principal sum accrues interest at the rate of 5% and is due and payable on December 31, 2015.

As of March 31, 2012, we owed $6,500 to Jeff Lamson, our principal executive officer and a director. Said principal sums accrue interest at the rate of 5% and are due and payable on demand.

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

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and have incurred a cumulative loss of $151,047 for the period June 15, 2007 (inception) to March 31, 2012. In addition, the Company had a stockholders' deficiency of $84,947 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Entertainment Art, Inc.

We have audited the accompanying balance sheet Entertainment Art, Inc. (a development stage company) as of March 31, 2012 and the related statement of operations, stockholders’ deficit and cash flows for the period from June 15, 2007 (date of inception) through March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. . The financial statements of Entertainment Art, Inc. as of March 31, 2011, were audited by other auditors whose report, dated June 29, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Art, Inc. for the year ended March 31, 2012 and for the period June 15, 2007 (date of inception) through March 31, 2012, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZS Consulting Group LLP

Melville, New York
June 1, 2012

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,	March, 31
	2012	2011

CURRENT ASSETS
Cash	$2,944	$13
Total current assets	2,944	$13

TOTAL ASSETS	$2,944	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Note Payable	$65,900	$40,500
Accrued liabilities	15,491	$18,337
Loan Payable-Related parties	6,500	$27,500
Total current liabilities	87,891	86,337

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding
	$0	$0
Common Stock, $.001 par value; 100,000,000
shares authorized,

59,730,000 shares issued and outstanding at
March 31, 2012 and March 31, 2011.	59,730	59,730
Additional paid-in capital	6,370	6,370

Deficit accumulated during the development stage	(151,047)	(152,424)
Total Stockholders' Equity (Deficiency)	(84,947)	(86,324)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,944	$13

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
			from Inception
	For the year	For the year	June 15,
	Ending	Ending	2007 to
	March 31,	March 31,	March 31,
	2012	2011	2012

REVENUES Sales Net	$-	$-	$1500

COST AND EXPENSES
Cost of sales	0	$0	$1,500
Rent	0	$0	$13,000
Consulting Fees	0	$0	$9,000
Professional Fees	18,418	$19,400	$95,253
Other Selling, General and Administrative	7,298	$5,727	$59,530
Total Cost and Expenses	25,716	25,127	178,283

Loss From Operations	(25,716)	$(25,127)	$(176,739)

Other Income(Expense)
Extinguishment of Debt	32,249	0	38,342
Interest Expense	(5,156)	(4,721)	(12,606)
Total Other Income (Expense)	27,093	(4,721)	25,736

Net Loss	$1,377	$(29,848)	$(151,047)

PER SHARE DATA:

Basic and diluted loss per common share	$	$	$-

Weighted Average Common shares outstanding	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15,2007	-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.00013 per share
on June 2007	39,600,000	39,600	(34,500)	-	5,100

Common shares issued to Private Investors
for cash at $0.003 per share
November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net loss for the period	-	-	-	(39,375)	(39,375)
				-
Balance - March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net loss for the year ended March 31, 2009				(53,402)	(53,402)

Balance - March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net loss for the year ended March 31, 2010				(29,799)	(29,799)

Balance - March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net loss for the year ended March 31, 2011				(29,848)	(29,848)

Balance - March 31, 2011	59,730,000	59,730	6,370	(152,424)	(86,324)

Net profit for the year ended March 31, 2012				1,377	1,377

Balance - March 31, 2012	59,730,000	59,730	6,370	(151,047)	(84,947)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			For the Period
	For the year	For the year	from Inception
	Ended	Ended	June 15,
	March 31,	March 31,	2007 to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	33,626	(29,848)	(118,803)
Debt Extinguishment	$(32,249)	-	(32,249)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase(Decrease) in Accrued Liabilities-Related parties	(7,626)	-	99
Increase (Decrease) in Accrued Liabilities	(220)	13,069	15,397
			.
Net cash used in operating activities	(6,469)	(16,779)	(135,556)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds From Loans payable
Proceeds From Loans payable-related parties	(16,000)		6,500
Proceeds From Notes payable	25,400	13,000	65,900
Proceeds from the Sale Common stock	-	-	66,100
Net cash provided by financing activities	9,400	13,000	138,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,931	(3,779)	2,944

CASH AT BEGINNING OF PERIOD	13	3,792	-

CASH AT END OF PERIOD	$2,944	13	2,944

Supplemental Disclosures of Non-Cash Financing Activities:

Deffered Offering costs recorded in Accounts payable related parties			8,000
Reclassification of Loan payable to Note payable		2,500	$2,500

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended March 31, 2012 and 2011 or for the period June 15, 2007 (inception) to March 31, 2012.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the years ended March 31, 2012 and 2011 or for the period June 15, 2007 (inception) to March 31, 2012.

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative loss of $151,047 for the period June 15, 2007 (inception) to March 31, 2012. In addition, the Company had a working capital deficiency and stockholders' deficiency of $84,947 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended March 31, 2012, the Company issued multiple promissory notes totaling $25,400 from an non-affiliated party and $6,500 from a officer and director. There can be no assurances that the Company will be able to raise the additional funds it requires.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Fair Value

Fair Value Measurement

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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

On May 10, 2011, the company received $15,400 from a non-related party. This transaction was memorized on October 10, 2011 and the promissory note is due on December 31, 2015 and bears 5% interest per annum.

On August 3, 2011, the Company issued a promissory note for $5,000 from the same party. The note is due December 31, 2015 and bears interest at 5% per annum.

In October 2011, the Company issued a promissory note for $15,400 as consideration to and it order to memorialize a loan made to company in May 2011 by a third party. This loan was originally inadvertently reported as part of a related party loan of $16,000. The loan bears interest at 5% per annum and is due December 31, 2015 (See note 5).

On March 30, 2012, the Company issued a promissory note for $5,000 from the same party. The note is due December 31, 2015 and bears interest at 5% per annum.

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

During the years ended March 31, 2012 and 2010, the Company paid $0 and $5,300, respectively, in legal fees to a law firm owned by an officer and director of the Company.

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

At March 31, 2012 and 2011, the Company owed $0 and $2,063 respectively, in legal fees to a law firm owned by a former officer and director of the Company.

At March 31, 2012 and 2011 loans payable to related party in the amount of $6,500 and $27,500 respectively, each bears interest at 5% per annum and is payable on demand.

In October 2011, the Company issued a promissory note for $15,400 as consideration to and it order to memorialize a loan made to company in May 2011 by a third party. This loan was originally inadvertently reported as part of a related party loan of $16,000. The loan bears interest at 5% per annum and is due December 31, 2015 (See note 4).

During the quarter ended December 31, 2011, the Company was issued a credit of $963 for legal fees by a law firm owned by a former officer and director of the Company.

At December 31, 2011 the company received a loan from a related party in the amount of $6,500 bearing interest at 5% per annum and is payable on demand.

During the year ended March 31, 2012, the balance of $28,600 loan payable to former related parties and the associated interest of $3,649 was recorded as extinguishment of debt income totaling $32,249.

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

NOTE 8 - Income Taxes

At March 31, 2012, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $151,047, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At March 31, 2012, the Company has a deferred tax asset of approximately $151,047 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $59,000 for the year ended March 31, 2012.

NOTE 9 - Extinguishment of Debt

Indebtedness in the amount of $32,249 consisting of accounts payable - related party was forgiven during the year ended March 31, 2012 and was recorded as debt extinguishment income.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of the filing of the financial statements with the Securities and Exchange Commission.

In May 2012 the Company issued a promissory note in the amount of $5,000 from an unaffiliated party. The loan bears interest at 5% per annum and is due December 31, 2015.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of March 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended March 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name and Business Address	Age	Position

Jeff Lamson	47	President, Chief Executive Officer and Director, Treasurer, Chief Financial Officer and Secretary

Jeff Lamson – From September 2009 to October 2011, Mr. Lamson was the controller of Sacramento Cooling Systems, Inc, a heating and air conditioning control systems provider.  From October 2007 to September 2009, Mr. Lamson was the Chief Financial Officer of Falcon Technologies, Inc., a telecommunications infrastructure contractor and service provider.  From May 2005 to October 2007, Mr. Lamson was the Chief Financial Officer of Davis Electric, Inc., an electrical construction company based in Sacramento.

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

Auditors

ZS Consulting Group, LLP, an independent registered public accounting firm, is our auditor.

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

Item 11. Executive Compensation

Summary Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Jeff Lamson(1)	2012	0	0	0	0	0	0	0		0
	2011	0	0	0	0	0	0	0		0

David Lubin(2)	2012	0	0	0	0	0	0	0		0
	2011	0	0	0	0	0	0	5,300	(3)	5,300

(1)  Mr. Lamson has been serving as our Director, President and Chief Executive Officer since October 11, 2011.

(2)  Mr. Lubin previously served as our Secretary and a Director since our inception on June 15, 2007 and our Treasurer and Chief Financial Officer until October 11, 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 5, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 59,730,000 shares of our common stock issued and outstanding as of June 5, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Entertainment Art, Inc., 2679 Aberdeen Lane, El Dorado Hills, CA 95762.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Medford Financial Ltd. 35 Barack Road, Belize City, Beliz	Common	39,600,000	66.3%

Jeff Lamson	Common	0	0%

David Lubin	Common	0	0%

Tyrone Lamb	Common	0	0%

Directors and Officers as a Group (2 persons)	Common	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 16, 2007, we issued 13,200,000 shares of our common stock to Mr. Koegel, the former President and a director of the Company. These shares were issued in exchange for $1,700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Koegel was a former officer and director of the Company.

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

In 2007, we have retained the services of the law firm of David Lubin & Associates, PLLC, where Mr. Lubin is the sole member, in connection with the preparation of the Registration Statement relating the offering described in this prospectus. As of March 31, 2008, the Company owed the law firm of David Lubin & Associates, PLLC, a total of $10,000, of which the Company paid $5,000 on June 20, 2008. The Company also reimbursed the law firm of David Lubin & Associates, PLLC approximately $1,000 for the expenses associated with start up organizational activities. We owed $25,000 in legal fees as of March 31, 2009 to David Lubin & Associates, of which $22,500 were paid in May 2009.

During the year ended March 31, 2010, the Company paid $6,042 in legal fees to David Lubin & Associates, PLLC, a law firm founded by David Lubin, an officer and director of the Company.

During the year ended March 31, 2012, the Company extinguished debt in the amount of $32,249 which consisted of board fees due to Mr. Koegel and legal fees and interest to David Lubin & Associates, PLLC, a law firm founded by David Lubin who was a former director of the Company.

In May 2009, Messrs. Koegel, Beiss and Lubin sold their shares in the company to Medford Financial Ltd., a Belize corporation, for an aggregate of $120,000.

Our directors are entitled to indemnification pursuant to indemnification agreements dated as of March 1, 2012.

As of March 31, 2012, the Company owed $6,500 to Jeff Lamson, our principal executive officer and a director. Said principal sums accrue interest at the rate of 5% and are due and payable on demand.

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

Item 14. Principal Accounting Fees and Services

Our principal independent accountant is ZS Consulting Group, LLP. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2012	For Fiscal Year Ended March 31, 2011
Audit Fees	$3,500	$11,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of March 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

4.5	Promissory Note dated August 3, 2011 made by Entertainment Art, Inc. in favor of MBN Consulting, LLC.

4.6	Promissory Note dated October 10, 2011 made by Entertainment Art, Inc. in favor of MBN Consulting, LLC.

4.7	Promissory Note dated March 30, 2012 made by Entertainment Art, Inc. in favor of MBN Consulting, LLC.

10.1	Indemnification Agreement dated as of March 1, 2012 between Entertainment Art, Inc. and Jeff Lamson.

10.2	Indemnification Agreement dated March, 1 2012 between Entertainment Art, Inc. and Tyrone Lamb.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley.
(* move 4.5 – 4.7 above to put in order *)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENTERTAINMENT ART, INC.

Date: June __, 2012	By:	/s/ Jeff Lamson
Jeff Lamson
President, Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)
Treasurer, Secretary and Director
(Principal Financial & Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

June __, 2012	/s/ Jeff Lamson	Jeff Lamson	President, Chief Executive Officer, Chairman and Director,
Treasurer, Secretary