Form 10-K/A
period 2012-03-31
Entertainment Art, Inc.
filed 2012-06-19
CIK 1438576

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
Amendment No. 1

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the period ended March 31, 2012 is being filed for the sole purpose of including exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the item described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. The remainder of our original Form 10-K is included herein for the convenience of the reader. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant's other filings with the SEC.

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

ENTERTAINMENT ART, INC.

Date: June 19 , 2012	By:	/s/ Jeff Lamson
Jeff Lamson
President, Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)
Treasurer, Secretary and Director
(Principal Financial & Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

June 19 , 2012	/s/ Jeff Lamson	Jeff Lamson	President, Chief Executive Officer, Chairman and Director,
Treasurer, Secretary