Form 10-Q
period 2012-06-30
Entertainment Art, Inc.
filed 2012-07-30
CIK 1438576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of July 17, 2012, 59,730,000 shares of common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	June 30,
	2012	March, 31
	(Unaudited)	2012

CURRENT ASSETS
Cash	$940	$2,944
Total current assets	$940	$2,944

TOTAL ASSETS	$940	$2,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Note Payable	$71,900	$65,900
Accrued liabilities	$15,613	$15,491
Loan Payable-Related parties	$6,500	$6,500
Total current liabilities	94,013	87,891

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	$0	$0

Common Stock, $.001 pare value; 100,000,000 shares authorized,
59,730,000 shares issued and outstanding at June 30, 2012 and March 31, 2012.	59,730	59,730
Additional paid-in capital	6,370	6,370

Deficit accumulated during the development stage	(159,173)	(151,047)
Total Stockholders' Equity (Deficiency)	(93,073)	(84,947)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$940	$2,944

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For three	For three	from Inception
	months	months	June 15,
	Ending	Ending	2007 to
	June 30,	June 30,	June 30,
	2012	2011	2012

REVENUES Sales Net	$-	$-	$1500

COST AND EXPENSES
Cost of sales	$-	$-	$1,500
Rent	$-	$-	$13,000
Consulting Fees	$-	$-	$9,000
Professional Fees	$4,800	$7,688	$100,053
Other Selling, General and Administrative	$1,965	$1,348	$61,500
Total Cost and Expenses	6,765	9,036	185,053

Loss From Operations	$(6,765)	$(9,036)	$(183,553)

Other Income(Expense)
Extinguishment of Debt	-	-	38,342
Interest Expense	(1,361)	(1,374)	(13,962)
Total Other Income (Expense)	(1,361)	(1,374)	24,380

Net Loss	$(8,126)	$(10,410)	$(159,173)

PER SHARE DATA:

Basic and diluted loss per common share	$-	$-	$-

Weighted Average Common shares outstanding	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 15,2007	-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.0013 per share on June 2007	39,600,000	39,600	(34,500)	-	5,100

Common shares issued to Private Investors
for cash at $0.003 per share November 2007 to March 2008	20,130,000	20,130	40,870	-	61,000

Net loss for the period	-	-	-	(39,375)	(39,375)
				-
Balance - March 31, 2008	59,730,000	59,730	6,370	(39,375)	26,725

Net loss for the year ended March 31, 2009				(53,402)	(53,402)

Balance - March 31, 2009	59,730,000	59,730	6,370	(92,777)	(26,677)

Net loss for the year ended March 31, 2010				(29,799)	(29,799)

Balance - March 31, 2010	59,730,000	59,730	6,370	(122,576)	(56,476)

Net loss for the year ended March 31, 2011				(29,848)	(29,848)

Balance - March 31, 2011	59,730,000	59,730	6,370	(152,424)	(86,324)

Net profit for the year ended March 31, 2012				1,377	1,377

Balance - March 31, 2012	59,730,000	59,730	6,370	(151,047)	(84,947)

Net loss for the quarter ended June 30, 2012				(8,126)	(8,126)

Balance -June 30, 2012	59,730,000	59,730	6,370	(159,173)	(93,073)

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT ART, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	Three Months	Three Months	from Inception
	Ended	Ended	June 15,
	June 30,	June 30,	2007 to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(8,126)	(10,410)	(126,924)
Debt Extinguishment	$-	-	(32,249)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Defferred Offering Costs			-
Increase(Decrease) in Accrued Liabilities-Related parties	81	462	180
Increase (Decrease) in Accrued Liabilities	41	(4,042)	15,433
			.
Net cash used in operating activities	(8,004)	(13,990)	(143,560)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds From Loans payable	6,000
Proceeds From Loans payable-related parties	-	16,500	6,500
Proceeds From Notes payable	-	-	71,900
Proceeds from the Sale Common stock	-	-	66,100
Net cash provided by financing activities	6,000	16,500	144,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,004)	2,510	940

CASH AT BEGINNING OF PERIOD	2,944	13	-

CASH AT END OF PERIOD	$940	2,523	940

Supplemental Disclosures Cash Flow Information:

Interest Paid			$-
Income Taxes paid			$-

Supplemental Disclosures of Non-Cash Financing Activities:

Deffered Offering costs recorded in Accounts payable related parties			8,000
Reclassification of Loan payable to Note payable			$2,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $8,126 for the three months ended June 30, 2012, and a net loss of $159,173 for the period June 15, 2007 (inception) to June 30, 2012.  In addition, the Company had working capital and stockholders deficiencies of $93,073 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2011 and September 30, 2011loans payable to former related parties in the amount of $27,500 and $44,000 respectively bear interest at 5% per annum and are payable on demand.

At September 30, 2011, the Company owed $963 in legal fees to a law firm owned by a former officer and director of the Company, which is included in accrued liabilities.

At September 30, 2011the company owed $3,649 in interest on loans payable to former related parties in the amount of $44,000. This accrued interest is included in accrued liabilities.

During the year ended March 31, 2012, the Company extinguished debt in the amount of $32,249 which consisted of board fees due to Mr. Koegel and legal fees and interest to David Lubin & Associates, PLLC, a law firm founded by David Lubin who was a former director of the Company.

As of June 30, 2012, the Company owed $6,500 to Jeff Lamson, our principal executive officer and a director. Said principal sums accrue interest at the rate of 5% and are due and payable on demand

NOTE 3 - Notes Payable

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

On March 30, 2012, the Company issued a promissory note for $5,000 to the same party. This promissory note is payable on demand and bears interest at 5% per annum.

On April 9, 2012, the Company issued a promissory note for $1,000 to the same party. This promissory note is payable on demand and bears interest at 5% per annum.

On May 4, 2012, the Company issued a promissory note for $5,000 to the same party. This promissory note is payable on demand and bears interest at 5% per annum.

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

Results of Operations For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the period ending March 31, 2012 and filed on June 7th, 2012.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months  ended June 30, 2012 and 2011. We are not expecting to generate any revenues in the forseeable future.

During the three (3) months ended June 30, 2012 and 2011, total operating expenses were $6,765 and $9,036, respectively.  General and administrative expenses were $1,965 and $1,348, respectively. Professional fees were $4,800 and $7,688, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net loss

During the three (3) months ended June 30, 2012 and 2011, the net loss was $6,765 and $9,036, respectively.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $8,126 for the three months ended June 30, 2012, a net loss of $9,036for the three months ended June 30, 2011, and a net loss of $159,173 for the period June 15, 2007 (inception) to June 30, 2012.  In addition, the Company had working capital and stockholders deficiencies of $93,073 at June 30, 2012.  These factors raise substantial doubt about the Companys ability to continue as a going concern.

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

ENTERTAINMENT ART, INC.

Dated: July 30, 2012	By:	/s/ Jeff Lamson
Jeff Lamson,
President, Chief Executive Officer, Chairman, Treasurer and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)