Form 10-Q
period 2012-09-30
Entertainment Art, Inc.
filed 2012-11-19
CIK 1438576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53678

ENTERTAINMENT ART, INC.

(Name of Small Business Issuer in its charter)

Nevada	26-0370478
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

5348 Vegas Drive, # 239, Las Vegas	89108
(Address of principal executive offices)	(Zip Code)

778-321-8239

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2012 the registrant had 59,730,000 shares of common stock outstanding.

ENTERTAINMENT ART, INC.

2

PART I – FINANCIAL INFORMATION

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

September 30, 2012

Unaudited

Index

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	F-4

3

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

ASSETS

	Sep 30, 2012	Mar 31, 2012 (Audited)
CURRENT ASSETS
Cash	$ 635	$ 2,944
Total Current Assets	635	2,944

TOTAL ASSETS	$ 635	$ 2,944

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Note Payable	$ 74,400	$ 65,900
Accrued Liabilities	18,213	15,491
Loan Payable - Related Parties	6,500	6,500
Total Current Liabilities	99,113	87,891

TOTAL LIABILITIES	99,113	87,891

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value; 100,000,000 shares authorized, 59,730,000 shares issued and outstanding at September 30, 2012 and March 31, 2012	59,730	59,730
Additional paid-in capital	6,370	6,370
Deficit accumulated during the development stage	(164,578)	(151,047)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(98,478)	(84,947)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 635	$ 2,944

The accompanying notes are an integral part of these financial statements

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended Sep 30, 2012	3 months ended Sep 30, 2011	6 months ended Sep 30, 2012	6 months ended Sep 30, 2011	Cumulative results from inception (Jun 15, 2007) to Sep 30, 2012

REVENUE Sales Net	$ 0	$ 0	$ 0	$ 0	$ 1,500
Total Revenue	0	0	0	0	0

EXPENSES
Cost of sales	0	0	0	0	1,500
Rent	0	0	0	0	13,000
Consulting Fees	0	0	0	0	9,000
Professional Fees	1,250	3,963	6,050	11,650	101,303
Other Selling, General and Administrative	4,155	1,922	6,120	3,270	65,655

Total Expenses	5,405	5,885	12,170	14,920	190,458

Net Income (Loss) from Operations	(5,405)	(5,885)	(12,170)	(14,920)	(188,958)

Other Income (Expense)
Extinguishment of Debt	0	0	0	0	38,342
Interest Expense	0	(1,374)	(1,361)	(2,748)	(13,962)
Total Other Income (Expense)	0	(1,374	(1,361)	(2,748)	24,380

Net Income (Loss)	$ (5,405)	$ (7,259)	$ (13,531)	$ (17,668)	$ (164,578)

The accompanying notes are an integral part of these financial statements

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW

Unaudited

	6 months ended Sep 30, 2012	6 months ended Sep 30, 2011	Jun 15, 2007 (date of inception) to Sep 30, 2012

OPERATING ACTIVITIES
Net Income (Loss)	$ (13,531)	$ (17,668)	$ (164,578)
Net Income (Loss)	(13,531)	(17,668)	(164,578)
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Increase (Decrease) in Accrued Liabilities – Related Parties	81	924	180
Increase (Decrease) in Accrued Liabilities	2,641	(3,434)	18,033
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,809)	(20,178)	(146,365)

FINANCING ACTIVITIES
Proceeds from Loans payable – Related Parties	0	16,500	6,500
Proceeds from Notes payable	8,500	5,000	74,400
Proceeds from sale of common stock	0	0	66,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,500	21,500	147,000

NET INCREASE (DECREASE) IN CASH	(2,309)	1,322	635

CASH, BEGINNING OF PERIOD	2,944	13	0

CASH, END OF PERIOD	$ 635	$ 1,335	$ 635

The accompanying notes are an integral part of these financial statements

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $13,531 for the six months ended September 30, 2012, and a net loss of $164,578 for the period June 15, 2007 (inception) to September 30, 2012.  In addition, the Company had working capital and stockholders deficiencies of $98,478 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss of $5,405 for the three months ended September 30, 2012, a net loss of $13,531for the six months ended September 30, 2012, and a net loss of $164,578 for the period June 15, 2007 (inception) to September 30, 2012.  In addition, the Company had working capital and stockholders deficiencies of $98,478 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

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

During the year ended March 31, 2009, the Company was charged approximately $3,600 by an entity owned by two of its former officers’ and directors.  Included in such payments was rent in the amount of $3,000.  The Company previously rented space from this entity on a month to month basis.

During the year ended March 31, 2011, the Company paid $5,300 in legal fees to a law firm owned by a former officer and director of the Company.

During the year ended March 31, 2010, the Company satisfied its accounts payable – related party obligation of $28,593 by the payment of $22,500.  The balance of $6,093 was recorded as extinguishment of debt income for the year ended March 31, 2010.

During the year ended March 31, 2010, the Company, in connection with the termination of its originally planned business, purchased goods for $1,500 from an entity owned by two of its former officers and directors.  These goods were sold at cost, in order to dispose of them.

At March 31, 2011, the Company owed $2,063 in legal fees to a law firm owned by a former officer and director of the Company, which is included in accrued liabilities.

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

NOTE 2 – RELATED PARTY TRANSACTIONS (continued)

At March 31, 2011 and September 30, 2011, loans payable to former related parties in the amount of $27,500 and $44,000 respectively bear interest at 5% per annum and are payable on demand.

At September 30, 2011, the Company owed $963 in legal fees to a law firm owned by a former officer and director of the Company, which is included in accrued liabilities.

At September 30, 2011, the Company owed $3,649 in interest on loans payable to former related parties in the amount of $44,000.  This accrued interest is included in accrued liabilities.

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

NOTE 3 – NOTES PAYABLE

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

On August 3, 2012, the Company issued a promissory note for $1,500 to the same party.   This promissory note is payable on demand and bears interest at 5% per annum.

On September 10, 2012, the Company issued a promissory note for $1,000 to the same party.   This promissory note is payable on demand and bears interest at 5% per annum.

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

NOTE 4 – PREFERRED STOCK

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

NOTE 5 – COMMON STOCK

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

NOTE 6 - SUBSEQUENT EVENTS

On October 19, 2012, a change of control of the Company occurred when Medford Financial Ltd. sold all of its 39,600,000 common shares in a private share purchase transaction to Le Mond Capital.  Le Mond now has voting control over 66.3% of the Company’s issued and outstanding common stock.

On October 22, 2012, the Company paid off in full a note payable in the principal amount of $74,400.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to “Entertainment Art,” Company,” “we,” “our” or “us” refer to Entertainment Art, Inc. unless the context otherwise indicates.

Safe Harbor Statement

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

The address of our principal executive office is c/o Ms. Sarah Deutsch, Entertainment Art, Inc. 5348 Vegas Drive, 239, Las Vegas, Nevada  89108.  Our telephone number is 778-321-8239.  We do not have a functioning website at this time.

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

Results of Operations For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 7, 2012.  Results for interim periods may not be indicative of results for the full year.

No Revenues

The Company did not generate any revenues for the three (3) months or six (6) months ended September 30, 2012 and 2011.  We are not expecting to generate any revenues in the future.

Expenses

During the three months ended September 30, 2012 and 2011, total operating expenses were $5,405 and $5,885, respectively.  General and administrative expenses were $4,155 and $1,922, respectively.  Professional fees were $1,250 and $3,963, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

During the six months ended September 30, 2012 and 2011, total operating expenses were $12,170 and $14,920, respectively.  General and administration expenses were $6,120 and $3,270, respectively.  Professional fees were $6,050 and $11,650, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net Income/Loss

During the three months ended September 30, 2012 and 2011, the net loss was $5,405 and $7,259, respectively.  During the six months ended September 30, 2012 and 2011, the net loss was $13,531 and $17,668 respectively, and a net loss of $164,578 for the period June 15, 2007 (inception) to September 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Controls.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT ART, INC.
(REGISTRANT)

Date: November 19, 2012	/s/ Sarah Deutsch
Sarah Deutsch
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

