Form 10-Q
period 2012-12-31
Entertainment Art, Inc.
filed 2013-02-19
CIK 1438576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

775-321-8239

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 18, 2013 the registrant had 59,730,000 shares of common stock outstanding.

ENTERTAINMENT ART, INC.

2

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2012

Unaudited

Index

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	F-4

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

ASSETS

	Dec 31, 2012	Mar 31, 2012 (Audited)
CURRENT ASSETS
Cash	$ 0	$ 2,944

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Note Payable	$ 2,500	$ 65,900
Accrued Liabilities	15,992	15,491
Loan Payable - Related Parties	-	6,500

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value 10,000,000 shares authorized None issued nor outstanding	0	0
Common Stock, $.001 par value 100,000,000 shares authorized 59,730,000 shares issued and outstanding	59,730	59,730
Additional paid-in capital	6,370	6,370
Deficit accumulated during the development stage	(84,592)	(151,047)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 0	$ 2,944

The accompanying notes are an integral part of these financial statements

F-1

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended Dec 31, 2012	3 months ended Dec 31, 2011	9 months ended Dec 31, 2012	9 months ended Dec 31, 2011	Cumulative results from inception (Jun 15, 2007) to Dec 31, 2012

REVENUE Sales Net	$ 0	$ 0	$ 0	$ 0	$ 1,500

EXPENSES
Rent	0	0	0	0	13,000
Consulting Fees	234	0	234	0	9,234
Professional Fees	6,813	1,538	12,863	13,188	108,116
Other Selling, General and Administrative	1,360	1,891	7,480	5,161	67,155

Other Income (Expense)
Extinguishment of Debt	88,533	32,249	88,533	32,249	126,875
Interest Expense	0	(1,135)	(1,361)	(3,883)	(13,962)

Net Income (Loss)	$ 80,126	$ 27,685	$ 66,595	$ 10,017	$ (84,592)

PER SHARE DATA:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -	$ -

Weighted Average Common Shares outstanding	59,730,000	59,730,000	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements

F-2

ENTERTAINMENT ART, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended Dec 31, 2012	9 months ended Dec 31, 2011	Jun 15, 2007 (date of inception) to Dec 31, 2012

OPERATING ACTIVITIES
Net Income (Loss)	$ 66,595	$ 10,017	$ (84,592)
Debt Extinguishment	(88,533)	(32,249)	(126,875)
Profit from extinguishment of debt Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Increase (Decrease) in Accrued Liabilities – Related Parties	(81)	(31,306)	(18,449)
Increase (Decrease) in Accrued Liabilities	10,575	(5,952)	54,316

FINANCING ACTIVITIES
Proceeds from Loans payable – Related Parties	0	23,000	34,500
Proceeds from Notes payable	8,500	5,000	75,000
Proceeds from sale of common stock	0	0	66,100

CASH, END OF PERIOD	$ 0	$ 772	$ 0

The accompanying notes are an integral part of these financial statements

F-3

ENTERTAINMENT ART, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited

December 31, 2012

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had virtually no revenues and incurred a net loss before extinguishment of debt of $21,938 for the nine months ended December 31, 2012, and a net loss before extinguishment of debt of $211,467 for the period June 15, 2007 (inception) to December 31, 2012.  In addition, the Company had working capital and stockholders deficiencies of $18,492 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company did not have any related party transactions.

NOTE 3 – NOTES PAYABLE

At December 31, 2012 and March 31, 2012 the company had notes payable in the amount of $2,500 and $71,900 respectively, bearing interest at 5% per annum and payable on demand.  $71,900 of notes have been extinguished as of October 31, 2012.

F-4

ENTERTAINMENT ART, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited

December 31, 2012

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

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

F-5

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

Results of Operations For the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and from inception to December 31, 2012

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K/A filed on June 19, 2012.  Results for interim periods may not be indicative of results for the full year.

No Revenues

The Company did not generate any revenues for the three months or nine months ended December 31, 2012 and 2011 or from inception to December 31, 2012.  We are not expecting to generate any revenues in the future.

Expenses

During the three months ended December 31, 2012 and 2011, total operating expenses were $8,407 and $3,449, respectively.  General and administrative expenses were $1,360 and $1,891, respectively.  Professional fees were $6,813 and $1,538, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

From inception to December 31, 2012, total operating expense was $199,005, comprised of cost of sales of $1,500, rent of $13,000, consulting fees of $9,234, professional fees of $108,116 and general and administrative expense of $67,155.

Net Income/Loss

During the three months ended December 31, 2012 and 2011, our net income was $80,126 and $27,685, respectively.  This was due to the extinguishment of debt.

From inception to December 31, 2012, our net loss was $84,592.

Results of Operations For the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011

No Revenues

The Company did not generate any revenues for the three months or nine months ended December 31, 2012 and 2011.  We are not expecting to generate any revenues in the future.

Expenses

During the nine months ended December 31, 2012 and 2011, total operating expenses were $20,577 and $18,349, respectively.  General and administrative expenses were $7,480 and $5,161, respectively.  Professional fees were $12,863 and $13,188, respectively and were associated with fulfilling the Company’s SEC reporting requirements (including bookkeeping and accounting services).

Net Income/Loss

During the nine months ended December 31, 2012 and 2011, our net income was $66,595 and $10,017, respectively.  This was due to the extinguishment of debt.

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

ENTERTAINMENT ART, INC.
(REGISTRANT)

Date: February 19, 2013	/s/ Sarah Deutsch
Sarah Deutsch
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

