Form 10-K
period 2013-03-31
Biozoom, Inc.
filed 2013-07-02
CIK 1438576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Commission File Number 000-53678

BIOZOOM, INC.
(Exact name of registrant as specified in its charter) (Formerly Entertainment Art, Inc.)

Nevada	26-0370478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wilhelmshoeher Allee 273A
Kassel, Germany	34131
(Address of principal executive offices)	(Zip Code)
(800) 882-1683
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, 0.001 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, or September 28, 2012,  the aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates of the registrant was $61,000, assuming a per share price of $0.003 per share, which is the price at which the registrant’s common stock (adjusted for the registrant’s 33-for-1 forward split as of July of 2009) was last sold in its March 2008 private placement shortly after inception.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of June 9, 2013, the registrant had 59,730,000 shares of and Common Stock, $0.001 par value, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•	We may be deemed to be insolvent and may face liquidation.
•	We have not yet earned any commercial revenues, and the auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
•	We will require substantial amounts of additional capital from external sources.
•	Generating sales of our products will require skilled execution of our business plan.
•	On June 25, 2013, the Securities and Exchange Commission suspended trading of our common stock. We cannot predict whether our common stock will be eligible for trading in the future.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•

If our stock is eligible for trading in the future, penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

•

The factors set forth under “Risk Factors” and “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

Item 1. Business.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•	“Biozoom,” “Biozoom, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Biozoom, Inc.
•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Business Overview

We are a Nevada-organized company holding certain patents and licenses to technology in the field of devices that use spectroscopics to detect and measure substances within the body or other biological substances. We are also developing and acquiring additional technologies from time to time.

Our Corporate History and Background

We were incorporated as “Entertainment Art, Inc.” on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling leather and other products. In October of 2007, we sold 20,130,000 shares of common stock to private investors at $0.003 per share for gross proceeds of $61,000. We registered the sale of these shares, which represent 33.70% of the issued and outstanding shares of our common stock, for resale. On July 21, 2009, we implemented a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. As a result of the forward split, we had 59,730,000 shares of common stock issued and outstanding as of immediately prior to closing of the Opsolution Acquisition described below.  As of immediately prior to the Opsolution Acquisition, we were deemed a “blank check” shell.

Upon completing the Opsolution Acquisition on February 28, 2013, we ceased being considered a “shell” company and are now in the business of researching, developing and licensing technologies relating to the mobile remote collection of biomedical data as well as bi-lateral diagnostic communication. Specifically, we have produced, and have already began and completed clinical trials utilizing, a handheld device that utilizes such technology and uses spectroscopy, the interaction between cells and radiated energy, to measure concentrations of substances in the human body for application in the health, wellness, and medical industries.

On March 11, 2013, we filed Articles of Merger with the Nevada Secretary of State pursuant to the Nevada Revised Statutes (92A.180) to change our name from “Entertainment Art, Inc.” to “Biozoom, Inc.” (the “Name Change”). We submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Name Change and requesting a change of our ticker symbol to “BIZM” (the “Symbol Change”). FINRA granted approval of the Name Change and Symbol Change effective April 1, 2013.

On June 25, 2013, the Securities and Exchange Commission suspended trading of our common stock.

The address of our principal executive office is Wilhelmshoeher Allee 273A, Kassel, Germany, 34131. Our telephone number is 800-882-1683, and our website is www.biozoom.net.

Opsolution Asset Acquisition

As of February 28, 2013, we entered into a transaction (the “Opsolution Acquisition” or “Acquisition”) pursuant to which our newly formed wholly-owned Delaware subsidiary, Biozoom Technologies, Inc. acquired the tangible and intangible assets, including patents, licenses, and related assets, from three German companies (Opsolution Spectroscopic Systems GmbH, Opsolution NanoPhotonics GmbH and Opsolution GmbH, collectively the “Opsolution Entities” or “Opsolution Sellers”) in consideration for (1) a payment of approximately $50,000, (2) the issuance of 39,000,000 shares of our common stock to shareholders of the Opsolution Entities, (3) the return and cancellation of 39,000,000 shares of our common stock by our former majority shareholder, and (4) the appointment of two of the principals of the Opsolution Entities to our Board of Directors and as our Chief Executive Officer and Chief Technology Officer.  As a result of the Acquisition, the Opsolution Entities’ shareholders became approximately 65.3% holders of Biozoom, Inc.  The closing of the Acquisition under the Asset Purchase Agreement was effective as of February 28, 2013.

Also as part of the Acquisition, we entered into a letter agreement outlining the terms of a joint venture with Opsolution GmbH, dated as of February 28, 2013 (the “Opsolution JV Agreement”), pursuant to which we will have rights to additional intellectual property being developed by Opsolution GmbH in Germany. Additional details relating to this important joint venture are set forth below, in this “Description of Business” section and elsewhere in this Report.

The assets acquired in the Acquisition consist primarily of (i) all intellectual property, including patents, patent applications, provisional patents or applications, trademarks, tradenames, license or sub license rights, developments, ideas, drawings, concepts, copyrights, technologies, formulas, developments, trade secrets, ideas; (ii) rights under a certain Liquidation Agreement between certain of the Opsolution Entities and Vodafone Ventures Limited and certain other entities, dated as of November 8, 2006; (iii) certain specified patents and patent licenses; and certain specified plant and equipment mostly located in Germany and used in the development of the technology underlying the patents and licenses and products derived therefrom. We also acquired the tangible assets of the Opsolution Entities.  Some of the intellectual property assets we acquired are subject to a joint venture with Vodafone or Carl Zeiss Microscopy GmbH as a result of joint research and development efforts in the past.

The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the provisions of Exhibit 10.1 to this Report, which is incorporated by reference herein.

Accounting Acquirer

As a result of the Acquisition, we acquired substantially all of the assets of the Opsolution Sellers, and their shareholders became approximately 65.3% holders of Biozoom, Inc. Thus, for reporting purposes, the Acquisition constituted a “change in control” of our company, and the Opsolution Sellers are deemed the accounting acquirers for disclosure and financial reporting and description purposes.

References to “us,” “our” or the “Company” prior to the Acquisition refers to the business and operations of our Opsolution Sellers, which we have since acquired, unless the context requires otherwise (such as, for example and without limitation, references to our trading and common stock, or Entertainment Art, Inc.).

In connection with the Acquisition of the Opsolution assets, we conducted an offering of 1,150,000 shares of Series A Preferred Stock for $1,150,000, or $1.00 per share, pursuant to the Series A Preferred Stock Purchase Agreement. This offering provided for a maximum offering amount of $2,000,000 for 2,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into approximately seven and a half (7.5) shares of our common stock, or 8,625,021 shares up to 15,000,000 shares if the full 2,000,000 shares of Series A Preferred Stock were sold.

About the Opsolution Entities and Business

History

The Opsolution Entities trace their origins to an optics development concern formed in 2004 by German scientists and engineers, to explore and exploit cutting edge optics technologies that the founders had been researching and developing. In 2004, the optics development company established a joint venture called Opsolution Mobile (later renamed to Biozoom Services GmbH) with European telecom giant, Vodafone, to explore potential applications for their technologies in the area of remote telemedicine through cellular phone devices. In 2007, Opsolution Spectroscopic Systems GmbH was organized to facilitate an engineering and development partnership with another reputable entity, Carl Zeiss Microscopy GmbH, an international conglomerate and world leader in optical engineering. The Opsolution Nanophotonics GmbH success of miniaturizing traditional spectroscopic systems to nanoscopic scale lead in 2008, 2009 and 2010 to government grants for the founders to continue their R&D work.

Some of the intellectual property we have acquired is still subject to joint venture rights of Vodafone or its successor in interest and assignees or Carl Zeiss and their assignees, as provided below.

The patents purchased are primarily for use in spectroscopy. A complete list of these patents is listed below.

Initial Device; Technologies and Focus; Spectroscopy and Two-Way Diagnostic Communication

The Company’s objective is to further develop, and commercialize through license or marketing, a mobile platform for remote collection of biomedical data. This involves an important technology known as “spectroscopy.” Spectroscopy is the interaction between matter, specifically cells, and radiated energy. Spectroscopy technology is vital to determining concentrations of certain substances in medical, chemical and biological applications.

The initial patents and intellectual property purchased in the Opsolution Acquisition relates to the development and patent of small handheld devices that utilize reflection spectroscopy and optical feedback, to determine a person’s health and wellbeing. A common example of spectroscopy used in medicine is a basic pulse oximeter in use and existence today. A pulse oximeter is a small device externally attached to a finger which utilizes light refraction to instantly provide a blood oxygen concentration in the blood, without use of needles or other invasive techniques. Our technology, however, is being utilized to determine far more than simply oxygen content.

Biofeedback is an effective means for an individual to learn how to influence physiological activity, for purposes of diagnosing nutritional and other health problems.

Our Biofeedback device is designed to be a small, simple, mobile and inexpensive mechanism that collects biological data from individuals to detect antioxidants and nutritional and other health markers. This device is designed to avoid complex, messy and timely blood tests. Because it is electronic, it can also be used remotely, such as in the home or at a clinic with results transferred by telemetry (phone, computer, etc.).

Current Calibration Applications

Currently the device is calibrated to measure carotenoids in human skin as a marker substance for the complete antioxidant network including vitamins, enzymes and other substances like flavonoids, lipoic acid, etc., allowing the calculation of stress due to the ascent or descant of the marker. Since a correlation was found between the spectroscopic measurement of Cytochrome C Oxidase and VO2 max, the device can be used to determine the cardiorespiratory fitness of users.

Our devices will be calibrated, in several development steps, to detect and calculate the following:

•Antioxidant levels

•Vitamin levels

•Skin moisture (pre-mature aging)

•Oxidative stress

• Cytochrome C Oxidase

• VO2 max (for endurance analysis)

In the future, we are hoping to be able to develop technologies that enable detection and measurement of cholesterol, blood sugar levels, alcohol, drugs, smoke poisoning, and even blood pressure.

No assurance can be made that we will be able to develop further applications, or, if we do, that we will be able to commercialize them.

Joint Venture Development of Our Technologies

Some of our intellectual property has been developed in partnership with other entities, namely Vodafone and Carl Zeiss Microscopy GmbH, a major engineering firm in Europe. Specifically, Carl Zeiss has assisted with production and design of the spectroscopic unit, and its calibration. Their assistance has allowed us to put the device to use in Charité Berlin, a top-tier and respected University Hospital in Europe.

Description of Shared Intellectual Property Terms

Some of our intellectual property was developed in conjunction with Vodafone’s subsidiary (Biozoom Services GmbH) and, subsequent to their liquidation, remains subject to a shared license. Certain other intellectual property we have was developed or acquired in partnership with Carl Zeiss Microscopy GmbH. To the extent that the intellectual property we acquired from the Opsolution Sellers was subject to the limitations of these agreements, we will be subject to them as well.

Vodafone Joint Ventured Intellectual Property

Pursuant to the terms of the liquidation of Vodafone’s related entities in November of 2006, Opsolution Spectroscopic Systems GmbH (“OSS”) entered into a liquidation agreement with Vodafone Ventures Ltd. and its related entities, as well as Biozoom Services GmbH; and subsequently, on January 7th of 2009, these entities or their successors entered into an Agreement on Intellectual Property and Property Rights among themselves. This arrangement provided, among other things, for intellectual property owned by the Vodafone-related entities to inure to the benefit of its successor and a new, post-liquidation entity known as Vodafone Ventures Ltd. and OSS. The relevant terms of the Vodafone arrangements provided that, with respect to all intellectual property coming from this transaction:

• Basic technology and basic analysis software IP rights were assigned to Vodafone Ventures Limited and OSS.

• Jointly developed intellectual property, such as joint patent applications or jointly developed or filed patent applications, patents, trademarks, and other IP (the “New Vodafone IP”) are divided among Vodafone and OSS (with OSS receiving, generally, between 45% and 67% of the royalty rights, depending on the intellectual property),

• Either Vodafone or OSS or its successors may use the New Vodafone IP rights for the central application of services for their own respective business operation without paying royalties to one another,

• OSS may use, on a royalty-free basis, New Vodafone IP rights for any other de-central application of services when the spectral analysis is analyzed locally on an electrical device connected to a scanner and telecom network, and either Vodafone or OSS may grant simple sublicenses for the New Vodafone IP rights, with royalty split on a pro-rata basis (i.e. currently 65% Vodafone and 35% Biozoom as successor). Development results can be used by Vodafone or OSS on a non-exclusive, unrestricted, irrevocable and royalty free basis, and

• We may be required to pay our pro-rata share of patent prosecution or defense costs.

Carl Zeiss Microscopy GmbH, and Other Joint Ventured Intellectual Property

Some of our intellectual property was acquired from, or as a result of joint efforts with, Carl Zeiss Microscopy GmbH, which resulted in a 50%-50% relationship on receipt of all royalties, or other developers.

Management believes that its relationship with Carl Zeiss Microscopy GmbH is of significant value to the Company. The Opsolution Sellers and their principals have developed their relationship with Carl Zeiss, a well-known high-end producer of optical systems, for over 10 years. They were also instrumental in securing the Charité, the medical university and hospital, as a valuable development partner of the Company’s devices.

The Company’s management and oversight / coaching portal will be conducted from the U.S. By using the German medical network and combined with designated U.S. scientists in all relevant faculties, management believes that the development of the data-based coaching system will be realized.

University of Kassel Research

We also own certain intellectual property and patents as a result of the relationship and license agreements between Opsolution GmbH and the University of Kassel. The university conducted certain research and implemented patent filing, as indicated in the chart below, and transferred the same to Opsolution Sellers for a purchase price of EUR 39,000 (plus VAT), EUR 5,000 per year, commencing the first year of market entrance of the sensor utilizing this technology, and a 2% royalty on sales.

Business Strategy

One of the company’s products is already in trial use in Europe. In order to successfully commercialize our intellectual property, management believes that further development and perfection of our devices, as well as developing relationships in our initial target markets, will both be necessary in order to create brand awareness and penetrate these markets. Specifically, management believes, that the next steps for the company are:

•

Optimization of existing software and hardware to maintain the high quality of the Biozoom(TM) scanner as the company’s serial product,

•

Realization of the Biozoom(TM) portal with a customer-oriented design,

•

Development of business-related databases to realize, among other things, central analysis of measurements, saving of results or comparing individual measurements with group results, etc.,

•

Continuation of research and medical studies to validate, for all skin types, the algorithm for analysing measurement with the serial product,

•

Starting cooperation with specialists in US for conducting a study with students to check and improve their behaviour concerning nutrition, smoking and alcohol consumption,

•

Filing / acquisition of further IP rights concerning the second generation of the Biozoom(TM) scanner, and

•

Licensing other of Biozoom’s IP to other technology development companies with the ability to develop and market the IP in fields other than health care and education.

Market Opportunity

The company believes that the initial and most readily viable markets will be the health care sector and education sector. Health care is constantly seeking more economical and less invasive ways to detect disease or deficiencies and to increase patient education as well as patient responsibility. With rising medical costs and decreasing coverage, the market for preventative diagnostics has been growing significantly.

Some target market applications include fitness and wellness, which will entail development of relationships with nutritional and pharmaceutical retail chains, as well as gyms. In addition, we believe that dieting companies and similar businesses would have an interest in our products.

The Company believes that the next logical step would be towards penetration of the healthcare industry, specifically, physicians and other healthcare professionals. Penetration of the healthcare industry, however, may entail certain government regulations with respect to certain applications and the claims we make for those applications. As the devices we produce will be designed to provide prompt and non-invasive diagnostic information, we believe that our product will achieve market acceptance quickly. In addition, our devices can be used for sports medicine.

Other viable applications of our products include law enforcement (including sports doping enforcement, alcohol or other substance abuse enforcement) and auto emissions management as well as other environmental applications.

We will require substantial additional capital in order to further develop our product to work properly and viably and to enter these markets efficiently. We will likely be required to enter into one or more sub-licensing, joint venture or distribution agreements with re-sellers of our products that may further erode our profit margins. No assurance can be made that we will complete development of these products, or, if we do and even if we enter the markets, that we will be profitable therein.

Intellectual Property Portfolio

As mentioned above, our intellectual property focuses on the spectroscopic technologies and bio-feedback to create a non-invasive, external scanning device that is able to scan and detect substances. All of the below technologies were acquired by our Biozoom subsidiary from the Opsolution Sellers in the Acquisition. Some of these patents are subject to joint venture or partnership agreements with other entities, namely, Vodafone or Carl Zeiss or their assigns. In addition to the below, we are also the beneficiaries of any other technologies developed or acquired by Opsolution GmbH, as a result of our Opsolution JV Agreement with them.

Jurisdiction and Patent Number	Date of filing	Name	% Owned	Status	Year of Expiration
DE 10 2006 003 499	January 24, 2006	Endurance/Fitness Determination of VO2 Max by measuring Cytochrome C Oxidase	45%(1)	Pending	2026
DE 10 2005 063 263	December 30, 2005	Mathematical Model to compensate the temperature drift of LED when applying LED in spectroscopic devices	67.5%(1)	Pending	2025
DE 10 2007 011 413	March 8, 2007	Transfer of data to central server for analyzing and checking plausibility of measurements before transferring or analyzing data	67.5%(1)	Pending	2027
WO 2007/085435	January 24, 2007	Transfer of data to central server for analyzing and checking plausibility of measurements before transferring or analyzing data	45%(1)	Basis for national filing	International stage has ended
EP 1981398	January 24, 2007	Transfer of data to central server for analyzing and checking plausibility of measurements before transferring or analyzing data	45%(1)	Pending	2027
WO 2007/077208	January 2, 2007	Mathematical model to compensate the temperature drift of LED in spectroscopic devices	67.5%(1)	Basis for national filing	International stage has ended
EP 2010890	January 2, 2007	Mathematical model to compensate the temperature drift of LED in spectroscopic devices	67.5%(1)	Pending
DE 10 2006 062 826	April 19, 2006	Mathematical model to compensate the temperature drift of LED in spectroscopic devices	100%	Pending	2027
DE 10 2012 005 583	March 20, 2012	Optical unit of Biozoom scanner and databases for generating coaching information for customers on central server due to measurement results with Biozoom scanner	100%	Pending	2032
WO 2013/023637	July 31, 2012	Optical unit of Biozoom scanner and databases for generating coaching information for customers on central server due to measurement results with Biozoom scanner	100%	Pending Basis for national filing	International stage ends 2014
DE 10 2006 039 073	August 9, 2006	Arrangement of Fabry Pérot Filters on a filter array	100%	Pending	2026
WO 2008/017490	August 9, 2007	Production of Nanospectrometer by applying nanoimprint and arrangement of Fabry Pérot Filters	100%	Basis for national filing	International stage has ended
EP 2057446	May 13, 2009	Production of Nanospectrometer by applying Nanoimprint and Arrangement of Fabry Pérot Filters on a filter array.	100%	Pending	2026
US 2011/0043823	August 9, 2007	Production of Nanospectrometer by applying Nanoimprint and Arrangement of Fabry Pérot Filters on a filter array	100%	Pending	2027
CN 101627289	Jan 13, 2010	Production of Nanospectrometer by applying Nanoimprint and Arrangement of Fabry Pérot Filters on a filter array	100%	Pending	2027
DE 10 2009 037 706	August 17, 2009	Methode for the spectroscopic measurement of NO2 in the exhaust emission of cars	100%	Pending	2029
DE 10 2006 012 681	March 20, 2006	Transfer of spectroscopic data to a central server and use of the results	100%	Pending	2026
DE 11 2007 000 950	April 19, 2007	Mathematical model to compensate the temperature drift of LED when applying LED in spectroscopic devices	100%	Pending	2027
DE 10 2006 039 071	August 9, 2006	Nanospectrometer Production of Fabry Perot filter array by applying nanoimprint	100%(3)	Granted April 19, 2012	2026
DE 10 2005 024 271	May 27, 2005	Grating spectrometer used in present Biozoom scanner	50%(2)	Pending	2025
US 7.692.790	May 10, 2006	Grating spectrometer used in present Biozoom scanner	50%(2)	Granted April 6, 2010	2026

(1) Indicates ownership in a partnership or joint venture with Vodafone Ventures Limited, as legal successor to Biozoom Services GmbH, with between 45% and 67% interest to the Company as indicated, for certain applications. Each party may grant simple sublicense to third parties with royalties earned being shared in accordance with foregoing percentage. Parties must also share costs and expenses, enforcement costs, and patent filing/prosecution costs in accordance with such percentages.

(2) Indicates ownership in a partnership with Carl Zeiss Microscopy GmbH, with 50% interest to the Company as indicated, for certain applications. Royalties earned are to be shared in accordance with foregoing percentage. Parties must also share costs and expenses, enforcement costs, and patent filing/prosecution costs in accordance with such percentages.

(3) Indicates patents filed by the University of Kassal, which transferred the rights to Opsolution GmbH for aggregate cost of $39,000 (plus VAT), plus EUR 5,000 per year commencing the first year of market entrance with a sensor utilizing their technology. The University of Kassel also retains a 2% royalty on new products brought to market utilizing this sensor technology.

New Joint Venture Agreement with Opsolution GmbH

One of the Opsolution Sellers, Opsolution GmbH, anticipates receiving a German government grant to continue certain research. In order to facilitate this grant and further research, the results of which would inure to our benefit, our Biozoom subsidiary entered into the Opsolution JV Agreement with Opsolution GmbH expiring December 31, 2017.

The Opsolution JV Agreement provided, among other things, for retention by Biozoom of Opsolution for purposes of:

·continuing research and development on our behalf,

• filing, and perfecting from time to time, patents, trademarks and other rights, and

• irrevocably assigning rights to technologies and research that it develops.

In exchange therefore, and subject to certain other restrictions, Biozoom agreed to provide funding of up to $500,000 for the development of new prototypes on our behalf, said funds to be paid as follows:

• $100,000 which was due upon execution of the Opsolution JV Agreement, and

• $50,000 per month thereafter for 8 months.

Biozoom also acquired the right to a percentage of Opsolution for $500.00 per percentage point, which option it partially exercised on June 14, 2013, acquiring 19.9% of Opsolution for $9,950.

Among other conditions to continued funding, Opsolution is required to keep in good standing and continue to fulfill the requirements under a government grant commitment to Opsolution of no less than EUR 300,000 for development of the second-generation prototype scanner device for measuring antioxidants and other biomarkers.  In addition, Opsolution shall reimburse Biozoom for services rendered from time to time.

The foregoing is a summary of the Opsolution JV Agreement and is qualified in its entirety by reference to the provisions of Exhibit 10.5 to this Report, which is incorporated by reference herein.

Industry and Competition

While we believe that our spectroscopic technologies are cutting edge and disruptive, we do compete against other larger companies with significantly greater resources, market reputation and acceptance and relationships than we have. Our goals are to be able to compete in terms of cost, accuracy, ease of use and portability.

Below is a non-exhaustive list of some competing companies that have conducted research in our business technologies, or that have explored our space, some of which are more advanced than us. We believe that many of these competitors’ products suffer from drawbacks of some kind or another, and that our product may be able to compete on the basis shown:

•

Euromedic’s Free Oxygen Radical Monitor (FORM): More expensive and requires trained personnel to use.

•

Pharmanex’s Raman Spectroscope: Expensive, complex in nature, making it impractical for individual use

•

Mevitec: manufactures a product for metabolism analysis. It sells a metabolism screening system that non-invasively measures the redox potential on the palm. However, current unit cost exceeds $20,000.

•

VicMedic: Systems produces a device for the screening of such metrics as Muscle-to-Fat Ratios etc. The product is costly, and inaccurate.

•

Tanita: manufactures a skin-analysis unit, but it is very limited in scope, testing only moistness, sebum and fat levels.

Other competitors that have developed or explored technologies in this space include Cygnus, IBM, and others.

Employees

We currently have three full-time employees situated in Germany and two part-time employees in the US. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

Government Regulation

We are a research and development business and to date, have not commercialized or sold any products using our technologies in the US. Therefore, the Company cannot be certain exactly which governmental regulations will ultimately be applicable to the final products. However, certain of our products and manufacturing processes will be subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act, if we consider expanding our applications for use in or as part of certain medical devices or diagnostic devices. The effects of this are that, among other things, our manufacturing facilities, when and if created, may be subject to delays on approval, and periodic inspection by the U.S. Food and Drug Administration, or FDA, other product-oriented federal agencies and various state and local authorities in the U.S. for compliance with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485.

To the extent our products are used in medical devices or other regulated applications, our products may be subject to extensive medical, FDA or other government regulation, testing and pre-market approval or clearance processes. Prior to application for approval or clearance, we may need to conduct clinical trials to test the safety and efficacy of our products or we may be required to identify predicate devices to which we can establish substantial equivalence. In addition, we may be required to satisfy testing criterion or submit product applications in other countries where we intend to market our goods. These processes may take an extensive period of time and would necessarily require significant capital outlays, which we have no commitments for at this time. Finally, we will be restricted as to the kinds and types of advertising representations and claims that we make for certain applications.

We do not use and we anticipate that we will not utilize, manufacture or operate with substances deemed controlled under the Controlled Substances Act, administered by the Drug Enforcement Agency, or DEA, and therefore, no special procedures need be in place.

Because we do not actually do any material amount of testing, but rather, the manufacturing of devices that will be used as “tools”, we do not employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories, but, if and as our operations expand, may be required to do so in the future.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports filed with the SEC pursuant to the Exchange Act, including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

Item 1A Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to Our Business

The risks described below may materially impact your investment in our company and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities.

FURTHER, ANY INVESTMENT IN OUR COMPANY WOULD BE EXTREMELY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK AND SHOULD NOT BE PURSUED UNLESS THE INVESTOR COULD AFFORD TO LOSE THEIR ENTIRE INVESTMENT. BEFORE INVESTING, PLEASE CAREFULLY REVIEW THIS FILING, ALL PAST PUBLIC FILINGS WHICH CAN BE FOUND AT WWW.SEC.GOV AND CONSULT A REGISTERED BROKER DEALER OR CONTACT THE FINANCIAL INDUSTRY REGULATORY AUTHORITY (“FINRA”) FOR MORE INFORMATION REGARDING LOCATING A QUALIFIED PARTY TO ASSIST IN MAKING AN INVESTMENT DECISION.

Risks Specifically Related to Our Company, Control by Management, Dilution and Technology

We may not be able to continue operations as a going concern, and we need substantial additional capital.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We are, for all material purposes, currently a development-stage company only with limited intellectual property assets and no revenues. We have no commitments for grants and grant funds cannot, generally, be used towards commercialization and manufacturing efforts. Accordingly, we will be dependent on obtaining additional external sources of capital in order to fund operations or even continue as a going concern.

The current market environment makes capital raising a difficult task. A future capital raise could involve a private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. A financing will result in dilution and or result in our obligation to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution as a result of such sale.

We will need to raise substantial additional capital in the future, and, if we are unable to secure adequate funds on terms acceptable to us, we may be unable to support our business requirements or build our business. The terms of any capital raise may require that we issue shares to investors at below quoted market prices, which may result in further dilution.

We currently have no revenues and do not expect to have any revenues or cash flows until we have developed our intellectual patent portfolio and services business. Our recent sale of $1,150,000 of preferred stock will not be sufficient to sustain us for more than 6 months. We expect that we will need at least an additional$3,000,000 in capital over the next eighteen months to further develop and commercialize our technologies. Our current cash, cash equivalents and available-for-sale securities, will be insufficient to meet our anticipated operating and capital requirements for at least the next year. We will need to raise capital in order to complete our technology development activities. We intend to compensate consultants on a per diem or consulting-type arrangement, to assist with IP development and patent or provisional patent filings on an as-needed basis. If we run out of capital we will have to curtail these efforts. We may raise additional capital through a variety of sources, including the public equity market, private financings and debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

We have a history of losses and may incur additional losses in the future.

We do not have income for the periods ended March 31, 2013 and March 31, 2012, respectively. We have limited cash on hand and we are dependent on capital raising activities to fund our operations and R&D activities. We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. No assurance can be made that we will be able to raise capital if and as needed, and our inability to do so can lead to the loss of our assets or inability to monetize our technologies.

Our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

We intend to hold most of our assets, and enter into licenses through, one or more operating subsidiaries and/or joint ventures. As our operating subsidiaries grow, the administrative demands upon us and our operating subsidiaries will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our future growth depends, in part, on our ability to acquire and receive approval of our patented and patent pending technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. We will also need government approval for certain applications. Accordingly, we intend to engage in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions, including the potential significant acquisition of a third party with respect to which we have begun due diligence efforts. Such acquisitions are subject to numerous risks, including the following:

•

our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•

difficulty integrating the operations, technology and personnel of the acquired entity

•

our inability to achieve the anticipated financial and other benefits of the specific acquisition;

•

our inability to retain key personnel from the acquired company, if necessary;

•

difficulty in maintaining controls, procedures and policies during the transition and integration process;

•

diversion of our management's attention from other business concerns; and

•

failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our operating subsidiaries depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if they are unable to maintain and generate new relationships, then they may not be able to sustain existing levels of revenue or increase revenue.

While we do conduct research through our Joint Venture with Opsolution, these activities are limited and we do not currently invent or develop technologies on our own other than this. To a great extent, therefore, we depend upon the identification and acquisition of new patents and inventions through our relationships with inventors, universities, research institutions, technology companies and others. If we are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our business. In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies. These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results and financial condition.

We rely on representations, warranties and opinions made by third parties that, if determined to be false or inaccurate, may expose us and our operating subsidiaries to certain material liabilities.

From time to time, we may rely upon representations and warranties made by third parties from whom our operating subsidiaries acquired patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, our operating subsidiaries may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

In connection with patent enforcement actions conducted by our subsidiary, a court may rule that we or our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us and our operating subsidiaries to certain material liabilities.

To the extent that we become involved in patent enforcement actions in the future, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney's fees and/or expenses to a defendant(s), which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could materially harm our operating results and our financial position.

Mr. Hardy Hoheisel and Dr. Wolfgang Köcher, together, hold approximately 60% of our issued and outstanding common stock as of March 31, 2013, and, as such, have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

Mr. Hoheisel and Dr. Köcher each have the ability to control our company and its policy making. Since our stock ownership and preferred stock ownership is concentrated among a limited number of holders, those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, they could delay, cause, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. They may do so without notice to or consent of management or any other stockholder. In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders. Accordingly, investors should not invest in our securities without being willing to entrust our company’s business decisions to such persons.

Conflicts of interest between the stockholders and our company or our directors and control persons could arise because we do not comply with the listing standards of any exchange with regard to director independence.

There are a variety of conflicts of interests and related party transactions with Mr. Hoheisel and Dr. Wolfgang Köcher which control our company and which control the vast majority of our shares and our board. These persons have no fiduciary or other obligations to minority or other stockholders. We are not listed on a stock exchange and our Board of Directors does not comply with the independence and committee requirements which would be imposed upon us if we were listed on an exchange. In the absence of a majority of independent directors, our directors could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the stockholders and our company or our directors.

Our Series A Preferred Stock converts into 8,625,000 shares of common stock or, approximately 12.6% of the Company as of March 31, 2013. These Series A Preferred Stock have strict anti dilution provisions that could result in their conversion into an even greater number of shares. In addition, we may sell additional shares of Series A Preferred Stock or other convertible debt or securities which will cause substantial dilution.

The bylaws and our Articles allow the board to issue 100,000,000 shares of common stock without stockholder approval. The board is also authorized to designate and issue, in its sole and absolute discretion 10,000,000 shares of “blank check” preferred stock in one or more classes or series, which may be issued with rights, terms, privileges and preferences as the board, in its sole discretion, may approve. The Board has already designated and authorized for issuance 2,000,000 shares of Series A Preferred Stock. Currently, the board is authorized to issue a total of 2,000,000 shares of Series A Preferred Stock which is convertible into 15,000,000 common shares, par value $0.001 per share or 20% of the Company, of which 1,150,000 shares of Series A Preferred Stock (convertible into 8,625,000 shares or approximately 12.6% of the Company) have been issued.

We are a development-stage company and have not generated any operating revenues we may never achieve profitability, and we have yet to commercialize any of our technology.

We have no revenues, and our technologies have not been commercialized. We also do not have any material revenues or significant assets from our prior business. With our newly acquired patents and related assets, our technologies are still in development stage. We have not yet and may never fully develop the technology to allow for commercial applications. We cannot assure you that we will generate revenues or that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our technology development can be completed, and if we can achieve market acceptance for the targeted applications. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a history of net losses, we expect to continue to incur net losses in the foreseeable future, and may never achieve profitability.

Our losses have resulted principally from administrative expenses associated with our operations. Having only just acquired our IP assets, we have not had any IP related revenues and do not anticipate commercial product sales for the next several years. We expect our losses to continue for the foreseeable future and to depend on capital raises to survive. We cannot assure you that we will develop our technologies, or, if even if successfully developed, that resulting applications will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses related to technology and product development, manufacturing and selling, general and administrative costs. In addition, we incur substantial expenses to comply with our obligations as a public company. We may need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability, if ever, will depend upon many factors, including our ability to:

· further develop our technology to enable the development of products utilizing the technology,

· convince customers of the benefits of our technology for their end-use applications;

· enforce our intellectual property rights against others;

· successfully defend any allegations of infringing and avoid infringing the intellectual property rights of others;

· comply with government and environmental regulations;

· address any legal restrictions due to ethical concerns or export regulations; and

· hire, train and retain qualified personnel.

We are developing new technology for commercial end-use and, as a result, we may not be able to successfully develop our technology for commercial end-use applications.

Our inventions are new and unproven in commercial end-use applications and we are still in the early stages of determining the feasibility of using our technology to develop and integrate our products for end-use applications. To the extent we endeavor to develop prototypes or end use products they require significant and lengthy product development efforts. To date, we do not intend and have not developed any commercially available products. To the extent we venture into the product development process, we may experience technological issues that we may be unable to overcome. If we are not able to successfully develop the technology, associated manufacturing processes, and viable products for commercial partners’ end-use applications, then we will be unable to generate product revenue or build a sustainable or profitable business from those efforts.

We may need to achieve commercial acceptance of our technology and meet commercial specifications from commercial partners for our inventions to obtain product revenue and achieve profitability.

Even if our products are technologically feasible, we may not successfully develop commercially viable products according to our development schedule, if at all. It will be at least several years before our first products are commercially available, and, during this period, superior competitive technologies may be introduced or customer needs may change resulting in our products being unsuitable for commercialization. Our revenue growth and achievement of profitability may depend substantially on our ability to introduce new products into the marketplace that are widely accepted by customers. If we are unable to cost effectively achieve commercial acceptance of our products, our business will be materially and adversely affected.

We are dependent on a few key personnel. We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of our employees, consultants and advisors for the advancement of our business and technology, including Hardy Hoheisel, our Chief Executive Officer and Dr. Wolfgang Köcher, our Chief Technical Officer. The loss of the services of any of our key employees, consultants or scientific advisors would have a material adverse effect on our development plans and prospective operations. Our company currently has limited personnel. Going forward, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to attract and retain key employees on acceptable terms to operate our business successfully. The Company does not have any key person life insurance on the lives of any of its executive management.

Even if we venture to develop commercially acceptable products, we cannot determine whether we can manufacture our products in a cost effective manner or achieve profitability.

Even if our technology and products gain commercial acceptance, we may not be able to manufacture our products, or have them manufactured, at a cost that enables us to be competitive for our commercial partners’ end use and allows us to become and remain profitable. We do not know if we will be able to use commercially available equipment to manufacture our products. Further development and expense for unique or modified equipment might be required. We do not know the requirements for the equipment necessary for commercial production of our products. The design and success for any unique or modified equipment may not be technically feasible. In addition, these unique or modified requirements might not be acceptable to potential commercial partners in terms of cost or acceptable manufacturing and production specifications.

We are dependent to a great extent on the services of Opsolution GmbH, as well as our scientific consultants, contractors and strategic advisors for all of our development activities and our business could be harmed if we were unable to utilize their services.

We depend on the services of consultants and advisors to assist us with technical and business activities and for our patent application and prosecution efforts. These individuals are not our employees, may be employed by others, and we do not have access to all of their time or work product. We may have difficulty obtaining the amount of time and attention from these strategic advisors that we need. In addition, we do not have any assurance that these strategic advisors will continue to provide services to us or, if not, that they will not provide services to our competitors. If we were unable to utilize the services of these individuals, our development efforts or our relationships with new or existing partners may be harmed.

We currently do not have insurance coverage for any claims against us.

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, we do not have product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance. To the extent we secure insurance, it may not be adequate to cover such claims or may not be available to the extent we expect. If we are able to secure insurance, our costs could be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums.

Risks Related to Competition and our Industry

Because or technologies are applicable to multiple large markets and multiple end-use applications, we will likely face competition from companies in multiple industries, as well as from the internal efforts of our potential commercial partners and, if we fail to compete effectively, our business could suffer.

All of our technologies are being introduced for uses that may be deployed in large business or industrial segments. Many of these technologies have similar competing technologies that have already obtained any necessary government approvals, are already established and recognized and are in use, or are being developed by companies with far more resources, market penetration, and capital than our own. Many of our competitors, as well as potential future academic and commercial partners, may have access to substantially greater financial, technical, operational, intellectual property, legal and other resources than we do, which may enable them to react more effectively to new market opportunities. Currently, we have no internal marketing, sales, or manufacturing infrastructure in place, and our R&D is limited to our inventor network and consultants that we retain from time to time for specific purposes. Many of our competitors and potential future partners have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers and prevent us from achieving commercial progress. If we do not compete successfully, our ability to develop and sell our products could be harmed and our business could suffer.

Government regulations, public perception, and increased costs associated with nanotechnology may limit or discourage the use of nanotechnology, which could reduce our revenue and harm our business.

Nanotechnology based on the Farbry-Pérot Filter Spectrometer on chips has been developed by other groups (e.g., University of Delft). Although they do not apply Nanoimprinting, the size of their spectroscopic units are similar to Biozoom's. It is possible that additional design and manufacturing measures with additional costs will be necessary to correctly apply Nanoimprinting for the serial commercial production of a NanoSpectrometer. The high costs associated with manufacturing facilities capable of serial production may reduce the interest of partners to cooperate in serial production of our products, and may therefore restrict the commercialization of our nanotechnology. For some applications, it is also possible that environmental conditions, public perceptions, government regulations, or special technical requirements will impede our ability to develop or market products utilizing our technology and restrict any market penetration of our NanoSpectrometers.

Risks Related to Our Intellectual Property

Our inability to adequately protect and maintain our intellectual property worldwide could harm our business.

Our ability to achieve commercial success will depend in part on obtaining, maintaining and defending our intellectual property, as well as successfully defending our intellectual property against any third party challenges and prosecuting against infringements of our intellectual property rights. This will require us to pay the license and other commercialization costs as well as defend against use or initiate claims against third parties. If we are unable to obtain and maintain patent and trade secret protection for our technology and products, our business could be harmed. In addition, we will only be able to protect our technology and enabled products from unauthorized use by third parties where we obtain and maintain valid and enforceable patents or trade secrets.

We cannot be certain of the final issued patents or claims to technologies if we have licensed them or for future patent applications, their holders’ ability to protect our intellectual property rights, or the degree to which they will provide us competitive advantage.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently have various pending as well as various approved patent applications on file in various jurisdictions, and are developing others and, we may need to pursue additional protections for our intellectual property as we develop new products and enhance existing technologies. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

Our patents or provisional patents are currently pending and have not been issued by the respective domestic and international patent offices and regulators. We cannot predict the claims or breadth of claims that may be allowed or enforced in our future patent applications or in our licensed patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

· we, or our licensors, might not have been the first to make the inventions covered by each of our pending patent applications or any future issued patents;

· our patent applications, or those we have licensed, might not have been the first to be filed for the inventions;

· pending patent applications that we file or license may not result in issued patents;

· pending patents that we have licensed or may file may not provide a basis for commercially viable products, and may not provide us with any competitive advantages;

· patent applications or patents that we have filed or licensed might fail to issue or the patents deemed invalid, or may be challenged and invalidated by third parties;

· we may not develop additional proprietary technology that is patentable; or

· the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology and cannot be certain they will remain secret and provide protection or advantage to our efforts.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, such as confidentiality agreements and non-competition agreements, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our information to competitors or use them for their own benefits. Moreover, not all consultants or service providers or other persons that may have access to our information from time to time, will necessarily be covered by confidentiality agreements. Enforcing claims that a third party illegally obtained, disclosed or is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know how that may be equivalent or preferential to our trade secret practices.

We may become involved in litigation or other proceedings to defend against claims of infringement of intellectual property rights of others and the outcome could have a material adverse impact on our business. We are also required to share in prosecution and defense of our intellectual property partners, which could result in a material liability.

While we are not currently involved in any legal proceedings related to intellectual property, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere are costly, time consuming to pursue and could result in the use of our limited financial, legal, and managerial resources. An adverse ruling, including an adverse decision as to the infringement of any third party intellectual property rights or the enforceability or validity of our intellectual property rights could subject us to significant damages or prevent us from using the intellectual property or selling our products. Even if we prevail, we could incur substantial costs and our intended business plans may be diverted or postponed.

In order to protect or enforce our patent rights, we, or certain of our IP co-developers, may initiate costly patent litigation against third parties which will require financial and legal resources that could jeopardize our business. The outcome of said causes would be uncertain.

We, or our co-developers, may initiate patent litigation against third parties, such as infringement suits or interference proceedings, in order to protect or enforce our patent rights. We would be required to contribute to costs of defense or prosecution of our co-developers as well, and may not have a say as to the benefit of such a suit. This litigation may be necessary to:

· assert claims of infringement;

· enforce our patents;

· protect our trade secrets or know-how; or

· determine the enforceability, scope and validity of the proprietary rights of others.

The result of any such litigation would be uncertain.

Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents, if any, at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. Changes in laws concerning intellectual property would affect our ability to protect our intellectual property, if any.

Risks Relating to Our Common Stock and Dilution

Trading in our Common Stock has been suspended by the SEC, and we have been and may continue to be subject to regulatory actions that have a material adverse effect on the liquidity and price of our Common Stock, directly or indirectly through the effect of such actions on investor confidence.

On June 25, 2013, the SEC announced the suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on June 25, 2013, and terminating at 11:59 p.m. EDT on July 9, 2013. The Commission suspended trading in the securities of the Company “due to a lack of current and accurate information concerning the securities of Biozoom because of concern that [sic] certain Biozoom affiliates and shareholders may have unjustifiably relied upon Rule 144 of the Securities Act of 1933 . . . and they, Biozoom, and others may be engaged in an unlawful distribution of securities through the OTCBB.”

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable.

We have not retained a broker-deal to file a Form 211 with the FINRA, and we do not know when, if at all, any quotation of our securities will again be entered.  We therefore expect the liquidity and price of our Common Stock to materially decrease.  Additionally, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against the Company. Any such action, and lack of investor confidence, would have a material adverse effect on the Company, and the liquidity and price of the Common Stock.

We expect our Common Stock to be highly illiquid, and a liquid market may not ever develop, which could prevent you from liquidating your investment.

We expect our Common Stock to be highly illiquid in the future, and we may not be able to find a broker willing to file a Form 211 or make a market in our securities, or to even accept securities such as ours for deposit. There can be no assurance any market for our securities will ever develop, and even if one does, that a market will continue or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. In addition, most of our stock is owned by a few parties, including HHBV GmbH and K-Investments, GmbH, which are entities controlled by our CEO, CTO and directors, and which are affiliates of certain control persons of the Company. If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

Even with a more developed market, it could become difficult to deposit and liquidate our securities.

There are fewer and fewer broker dealers willing to accept for deposit, hold and sell securities of bulletin board companies, especially those such as ours with limited operating history and infrastructure and limited trading. Accordingly, even if some liquidity develops, you may have difficulty liquidating your securities.

Hardy Hoheisel and Dr. Wolfgang Köcher are our largest shareholders and control persons with approximately 60% ownership control of our issued and outstanding common stock, and a sale of these shares would have a material adverse affect on share price and liquidity.

Mr. Hoheisel and Dr. Köcher, members of our Board of Directors and our Chief Executive Officer and Chief Technology Officer respectively, beneficially own approximately 60% of our common stock as of March 31, 2013. There is no lock-up provision on these shares other than resale restrictions under the Securities Act. These persons have the ability to exert control over our management decisions and will have the ability to sell large volumes of stock over the course of the next few years.

Our need for additional financing and the conversion of our existing convertible notes and warrants will result in immediate and substantial dilution to your investment and may adversely affect the market price of our common stock.

Additional funding will be required in order for our company to survive as a going concern, to finance growth, and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received from possible future private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding. We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Sales of a substantial number of shares of our common stock in the public market could dilute your existing investment, depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Holders of our common stock, hold a substantial number of shares which they may be able to sell in the public market in the near future. If our existing stockholders convert, or sell, or are perceived to be prepared to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional shares of stock.

There is limited historical information available for investors to evaluate our performance or a potential investment in our shares.

There is limited historical information available to help prospective investors evaluate our performance or an investment in our shares, and our historical financial statements are not necessarily a meaningful guide for evaluating our future performance because we have not begun to sell our products.

There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we will be exempt from the auditor attestation requirements concerning our report on the effectiveness of our internal controls over financial reporting so long as we are a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective, and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

We were once a shell, and as such, our failure to file reports could result in illiquidity of our shares. Our shareholders may face significant restrictions on their stock from both regulators and the securities industry.

Our stock differs from many stocks in that it is a “penny stock.” We were also once a shell company, and Rule 144 resale rules mandate that we remain current with our reports in order for restricted share owners to be eligible to resell, which resells cannot occur under Rule 144 until at least one year after we have filed current “Form 10 information” with the SEC reflecting our status as ceasing to be a shell. Penny stocks are subject to significant regulation that limits their liquidity. In addition, broker dealers have increasingly been unwilling to make markets in penny stocks or to accept the same for deposit. The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

· 3a51-1 which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

· 15g-1 which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

· 15g-2 which details that brokers must disclose risks of penny stock on Schedule 15G;

· 15g-3 which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

· 15g-4 which explains that compensation of broker/dealers must be disclosed;

· 15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

· 15g-6 which outlines that broker/dealers must send out monthly account statements; and

· 15g-9 which defines sales practice requirements.

Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

· control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

· manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

· “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

· excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

· the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market for our stock is expected to be limited, and our stock price may be volatile.

The market for our common stock is expected to be limited due to trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

In addition, there will be few objective metrics by which our business progress will be measured which may also cause the market price of our common stock to fluctuate significantly. We do not expect to generate substantial revenue from the sale of our scanner and bio-feedback system for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

· our ability to enter into or technology development, commercialization, and other agreements with new and existing partners;

· announcements regarding the status of any or all of our collaborations or technology applications;

· general and industry specific economic conditions, which may affect our and potential partners’ development expenditures and commercialization resources;

· the success or failure of our competitors’ efforts to develop competitive technologies;

· announcements regarding developments in the optical field in general;

· the issuance of competitive patents or disallowance or loss of our patent rights; and

· announcements regarding government funding and initiatives related to the development of our technology.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

We do not anticipate paying any cash dividends, which could reduce the value of your stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We may be the subject of securities class action litigation and/or regulatory trading halts due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we would likely incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention from our business plan.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company ceasing to be a shell and filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). Pursuant to Rule 144, shareholders must wait at least one year from the date of the filing of our March 12, 2013 Form 8-K to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

Because we were once a “Shell Company,” if we ever become delinquent with the filing of our reports, Rule 144 will no longer be available until and unless we become current.

Rule 144 provides, as indicated above, that sales of securities of a former shell company may only be made once the applicable waiting period has terminated and only if appropriate current information is available by the company, and that it has filed all relevant periodic reports that it is required to file. If we become delinquent with our SEC reports, any holders of restricted securities will no longer be able to sell until, if ever, the company becomes current. No assurance can be made that the Company will be able to remain current with its reports given the costs of an international audit and difficulty in raising capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 21, 2013, we relocated our headquarters and principal executive offices to Wilhelmshoeher Allee 273A, Kassel, Germany, 34131, and our new phone number is 800-882-1683. Those offices, consisting of 1,722 square feet, are subleased to us by a related party, Opsolution GmbH, with an initial term of one year expiring on April 3, 2013 (and thereafter month-to-month), unless terminated with 60 days advance notice by either party to the other prior to such time.

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

However, on June 25, 2013, the SEC announced the suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on June 25, 2013, and terminating at 11:59 p.m. EDT on July 9, 2013. The Commission suspended trading in the securities of the Company “due to a lack of current and accurate information concerning the securities of Biozoom because of concern that [sic] certain Biozoom affiliates and shareholders may have unjustifiably relied upon Rule 144 of the Securities Act of 1933 (‘Securities Act’) and they, Biozoom, and others may be engaged in an unlawful distribution of securities through the OTCBB.”  Since the closing of the Opsolution Acquisition on February 28, 2013, to the best of the Company’s knowledge, none of the Company’s current officers and directors have sold Company securities through the OTCBB or relied upon Rule 144 or any other exemption from registration for resale of securities, and the Company’s attorneys have not issued any opinion letters regarding the resale of securities.  The Company is currently investigating whether any other Company affiliates and shareholders have unjustifiably relied upon Rule 144 of the Securities Act.  While the Company intends to work diligently to resolve any issues with the SEC, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against the Company. Any such action, and lack of investor confidence, would have a material adverse effect on the Company, and the liquidity and price of our securities.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trading in our common stock as of June 28, 2013 is currently suspended, and our common stock is only eligible to be traded on the over-the-counter “Grey Market” under the ticker symbol “BIZM.”  As of March 31, 2013, there was no established trading market for our common stock.  The Company’s transfer agent is Manhattan Transfer Registrar Co. with an address of 57 Eastwood Road, Miller Place, New York, 17764.

Holders

As of March 31, 2013, there were 59,730,000 common shares issued and outstanding, which were held by 16 stockholders of record, which does not include shareholders whose shares are held in street or nominee name.

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

On June 30, 2009, the board of directors approved the implementation of a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. The effective date of the forward split was July 21, 2009, and as a result of the forward split, the Company had 59,730,000 shares of common stock issued and outstanding. All share and per share information have been retroactively restated to reflect this recapitalization.

Effective as of February 28, 2013, as part of the Opsolution Acquisition, the Company issued a total of 39,000,000 shares of its common stock to shareholders of the Opsolution Sellers as partial consideration for the Opsolution Sellers’ assignment and transfer of tangible and intangible property to the Company as described herein (see Part 1, Item 1, “Opsolution Asset Acquisition” section herein) as follows:  17,635,800 shares of Common Stock to HHBV GmbH, a German company; 17,635,800 shares of Common Stock to K-investments, GmbH, a German company; 1,778,400 shares of Common Stock to QG Capital Ltd.; and 1,950,000 shares of Common Stock to Juergen Lademann.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2013 or March 31, 2012.  However, effective as of February 28, 2013, as part of the Opsolution Acquisition, Le Mond Capital Ltd. returned to the Company for cancellation 39,000,000 shares of its common stock, retaining 600,000 shares.

Item 6. Selected Financial Data

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from the audited consolidated financial statements of Biozoom Inc. for its periods ended March 31, 2013 and March 31, 2012. The consolidated financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Biozoom, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Biozoom, Inc.’s financial condition and operations; however, they are not indicative of our future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere herein.

Overview

We are a Nevada-organized company holding certain patents and licenses to technology in the field of devices that use spectroscopy to detect and measure substances within the body or other biological substances. We are also developing and acquiring additional technologies from time to time.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Years Ended
	31/03/2013	31/03/2012	Change

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	234	-	234
Professional fees	114,997	18,418	96,579
Research and development	100,000	-	100,000

Other selling, general and administrative	8,648	7,298	1,350
Total operating expenses	223,879	25,716	198,163

Loss from operations	(223,879)	(25,716)	(198,163)

Other income (expense):
Extinguishment of debt	88,533	32,249	56,284
Interest expense	(1,361)	(5,156)	3,795
Total other (income) expense	87,172	27,093	60,079

Net income (loss)	$(136,707)	$1,377	$(138,084)

Revenues

We recorded no commercial revenues for the years ended March 31, 2013 and March 31, 2012.

General and Administrative Expenses

Consulting, professional and other selling, general and administrative expenses increased for the year ended March 31, 2013 over the year ended March 31, 2012 due to increased accounting and consulting fees. Research and development increased $100,000 for the year ended March 31, 2013 over year ended March 31, 2012 due to our joint venture agreement with Opsolution GmbH. Other income (expense) increased due to extinguishment of debt of notes payable.

The following tables set forth key components of our balance sheet as of March 31, 2013 and March 31, 2012.

	3/31/2013	3/31/2012	Change

Current Assets	$1,006,340	$2,944	$1,003,396
Property and equipment	21,492	-	21,492
Investments	28,137	-	28,137
Intangibles	204,305	-	204,305
Total Assets	1,260,274	2,944	1,257,330
Current Liabilities	126,732	87,891	38,841
Total Liabilities	126,732	87,891	38,841
Stockholders Equity (Deficit)	1,133,542	(84,947)	1,218,489
Total Liabilities and Deficit	$1,260,274	$2,944	$1,257,330

As of March 31, 2013, current assets increased $1,003,396 from March 31, 2012 due to an increase in cash related to the issuance of 1,150,000 shares of our newly designated 7% Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”) at a purchase price of $1.00 per share, or $1,150,000 total. Non-current assets increased due to the increase of property and equipment of $21,492, net of depreciation, an increase in investments of $28,137 and an increase in intangibles of $204,305, net of amortization as a result of the purchase of the Opsolution Entities’ assets. As of March 31, 2013, current liabilities increased by $38,841 from March 31, 2012 due to an increase of accrued legal fees.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common and preferred stock and the issuance of Convertible Promissory Notes.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Years Ended
	31/03/2013	31/03/2012

Cash used in operating activities	$(287,604)	$(6,469)
Cash provided by financing activities	1,258,500	9,400

Net increase in cash	$970,896	$2,931

Series A Preferred Stock Financing

To facilitate the joint venture and our operations after the Acquisition, we have entered into a Series A Preferred Stock Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which we sold 1,150,000 shares of our newly designated 7% Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”) at a purchase price of $1.00 per share, or $1,150,000 total. The Preferred Stock Purchase Agreement provides for the sale to one or more purchasers of up to an additional $850,000 in two tranches, presuming that certain conditions are met as follows:

· (a) $425,000 (425,000 shares of Series A Preferred Stock) only upon the bona-fide sale by the Company or its subsidiaries, or manufacturing of finished goods of an amount greater than $500,000US to a third party purchaser, and

· (b) $425,000 (425,000 of Series A Preferred Stock) upon rollout of a robust retail web portal that can support the general public and a minimum of 200 retail customers for use for development or acquisition of additional intellectual property, prototype development.

While the Company has closed upon the first $1,150,000, no assurance can be made that we will meet all the conditions to close upon the remaining financing amount, or, that even if we do meet said conditions, that the purchasers will be able to invest at such times.

The salient terms of the Series A Preferred Stock, as set forth in the Company’s Certificate of Designation, provide for:

· a 7% preferred dividend, to be payable quarterly, at the rate per annum of $0.07 per share (i.e. $0.0175 per quarter), and, to continue to accrue to the extent not paid;

· a liquidation preference of 1.25% of the purchase price for the Series A Preferred Stock outstanding, plus accrued and unpaid dividends,

· the ability of the Series A Preferred Stock holders to elect a director designee to the Company, which director may only be removed or replaced by the majority of the Series A Preferred Stock,

· the right to veto certain major corporate actions, as are customary with preferred stock offerings,

· the right to vote on a one to one basis with common stock holders on all matters, as well as to vote separately as a class on all matters that adversely affect such Series A Preferred Stock holders as well as certain other matters.

In addition, each share of Series A Preferred Stock is convertible into 7.5 shares of our common stock (i.e. a conversion price of $0.133333 per share), subject to adjustments for stock split or certain corporate events or dilutive issuances. Initially, the 1,150,000 shares are convertible, therefore, into 8,625,000 shares of our Common Stock, or, approximately 12% of the Company. In the event that we sell all 2,000,000 shares of Series A Preferred Stock, which is convertible into, initially, 15,000,000 shares of our Common Stock, or, approximately 20% of our company as of the date hereof, subject to adjustment for stock splits, dividends etc.

The foregoing description of the Series A Preferred Stock and the Preferred Stock Purchase Agreement are qualified in their entirety by reference to the provisions of the actual Series A Preferred Stock Purchase Agreement, incorporated by reference in Exhibit 10.7 to this Report, and the Certificate of Designations, to the Articles of Incorporation of the Company, incorporated by reference in Exhibit 3.1 to this Report, both of which are incorporated by reference herein.

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and have incurred a cumulative loss of $287,754 for the period June 15, 2007 (inception) to March 31, 2013. In addition, the Company expects its current cash to only fund operations for six months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Property; Leases

We currently maintain our corporate offices at Wilhelmshoer Allee 273A, Kassel, Germany, 34131. Our telephone number is 800-882-1683.  We believe that our current office space is adequate for the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Biozoom, Inc.
Kassel, Germany

We have audited the accompanying consolidated balance sheets of Biozoom, Inc. as of March 31, 2013 and  2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2013 and from June 15, 2007 (Inception) to March 31, 2013. Biozoom, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biozoom, Inc. as of March 31, 2013 and 2012, and the results of its consolidated operations and cash flows for each of the years in the two-year period ended March 31, 2013 and from June 15, 2007 (Inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Melville, NY June 25, 2013

BIOZOOM, INC.

(Formerly Entertainment Art Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013	March 31, 2012
CURRENT ASSETS
Cash	$973,840	$2,944
Prepaid Expenses	32,500	-
Total Current Assets	1,006,340	2,944

NON-CURRENT ASSETS
Investments	28,137	-
Property and Equipment, net	21,492	-
Intangibles, net	204,305	-
Total Non-Current Assets	253,934	-

TOTAL ASSETS	$1,260,274	$2,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Liabilities	$124,232	$15,491
Loan Payable - Related Parties	-	6,500
Note Payable	2,500	65,900
Total Current Liabilities	126,732	87,891

TOTAL LIABILITIES	126,732	87,891

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value
10,000,000 shares authorized, 1,150,000 issued and
outstanding as of March 31, 2013 and 0 shares issued as
of March 31, 2012	1,150	-

Common Stock, $.001 par value
100,000,000 shares authorized, 59,730,000 shares issued and
outstanding as of March 31, 2013 and March 31, 2012	59,730	59,730

Additional paid-in capital	1,360,416	6,370
Deficit accumulated during the development stage	(287,754)	(151,047)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,133,542	(84,947)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,260,274	$2,944

The accompanying notes are an integral part of these financial statements

BIOZOOM, INC.

(Formerly Entertainment Art Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2013	Year ended March 31, 2012	Cumulative results from inception
			(Jun 15, 2007) to March 31, 2013
REVENUE
Sales-Net	$-	$-	$1,500
Total Revenue	-	-	-

EXPENSES
Cost of sales	-	-	1,500
Rent	-	-	13,000
Consulting Fees	234	-	9,234
Professional Fees	114,997	18,418	210,250
Research and Development	100,000	-	100,000
Other Selling, General and Administrative	8,648	7,298	68,178

Total Expenses	223,879	25,716	402,162

Net Loss from Operations	$(223,879)	$(25,716)	$(400,662)

Other Income (Expense)
Extinguishment of Debt	88,533	32,249	126,875
Interest Expense	(1,361)	(5,156)	(13,967)
Total Other Income (Expense)	87,172	27,093	112,908

Net Income (Loss)	$(136,707)	$1,377	$(287,754)

PER SHARE DATA:
Basic and diluted loss	$-	$-	$-
per common share

Weighted Average
Common Shares
outstanding	59,730,000	59,730,000	59,730,000

The accompanying notes are an integral part of these financial statements

BIOZOOM, INC.

(Formerly Entertainment Art Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFECIT)

						Deficit Accumulated
	Preferred Stock		Common Stock		Paid in	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Balance - April 1, 2011	-	-	59,730,000	$ 59,730	$ 6,370	$ (152,424)	$ (86,324)

Net Income	-	-	-	-	-	1,377	1,377

BALANCE — March 31, 2012	-	-	59,730,000	59,730	6,370	(151,047)	(84,947)

Common Shares Issued February 2013	-	-	39,000,000	39,000	166,196	-	205,196

Common Shares Canceled February 2013	-	-	(39,000,000)	(39,000)	39,000	-	-

Preferred Shares Issued March 2013	1,150,000	1,150	-	-	1,148,850	-	1,150,000

Net Loss	-	-	-	-	-	(136,707)	(136,707)

BALANCE — March 31, 2013	1,150,000	1,150	59,730,000	$ 59,730	$ 1,360,416	$ (287,754)	$ 1,133,542

The accompanying notes are an integral part of these financial statements

BIOZOOM, INC.

(Formerly Entertainment Art Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2013	For the year ended March 31, 2012	Cumulative results from inception
			(Jun 15, 2007) to March 31, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(136,707)	$1,377	$(255,510)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
Depreciation	371	-	371
Amortization of intangibles	891	-	891
Debt extinguishment	(88,533)	(32,249)	(120,782)
Changes in operating assets and liabilities
Prepaid Expenses	(32,500)	-	(32,500)
Accrued liabilities – related parties	(150,000)	(7,626)	(149,901)
Accrued liabilities	118,874	32,029	134,271
NET CASH USED IN OPERATING ACTIVITIES	(287,604)	(6,469)	(423,160)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable – related parties	-	(16,000)	6,500
Proceeds from issuance of preferred stock	1,150,000	-	1,150,000
Proceeds from issuance of notes payable	8,500	25,400	74,400
Debt issued for research and development	100,000	-	100,000
Proceeds from sale of common stock	-	-	66,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,258,500	9,400	1,397,000

NET INCREASE IN CASH	970,896	2,931	973,840

CASH, BEGINNING OF PERIOD	2,944	13	-

CASH, END OF PERIOD	$973,840	$2,944	$973,840

Supplemental Cash Disclosure:
Noncash investing and financing activities:
Cancellation of common shares	$39,000	$-	$39,000
Purchase of property with debt	$50,000	$-	$50,000
Purchase of intangibles for common stock	$205,196	$-	$205,196

The accompanying notes are an integral part of these financial statements

BIOZOOM, INC.

(Formerly Entertainment Art, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business.  On March 11, 2013, Biozoom, Inc. f/k/a Entertainment Art, Inc. (the “Registrant”) filed Articles of Merger with the Nevada Secretary of State pursuant to the Nevada Revised Statutes (92A.180) to change its name from “Entertainment Art, Inc.” to “Biozoom, Inc.” (the “Name Change”). The Registrant submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Name Change and changing its ticker symbol to “BIZM” (the “Symbol Change”). FINRA granted approval of the Name Change and Symbol Change effective April 1, 2013

Biozoom Inc. (formerly Entertainment Art inc.,) was incorporated on June 15, 2007 in the State of Nevada. We were initially focused on the business of designing, marketing and selling leather and other products. In October 2007, we sold 20,130,000 shares of common stock to private investors at $0.003 per share for gross proceeds of $61,000. We registered the sale of these shares, which represent 33.70% of the issued and outstanding shares of our common stock, for resale. On July 21, 2009, we implemented a 33:1 forward stock split without correspondingly increasing the authorized shares of common stock. As a result of the forward split, we have 59,730,000 shares of common stock issued and outstanding as of immediately prior to closing of the Opsolution Acquisition.

Upon completing the Acquisition on February 28, 2013, we ceased being considered a “shell” company and are now in the business of researching, developing and licensing technologies relating to the mobile remote collection of biomedical data as well as bi-lateral diagnostic communication. Specifically, we have produced, and have already began clinical trials utilizing, a handheld device that utilizes spectroscopy, the interaction between cells and radiated energy, to measure concentrations of substances in the medical and chemical industry.

Basis of Consolidation.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations.  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the United States.

Recent Accounting Pronouncements. The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Cash and Cash Equivalents.  For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times

Fair Value. The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 820-10. The standard requires fair value measurements be classified and disclosed in one of three categories:

• Level 1 – financial instruments with unadjusted, quoted prices listed on active market exchanges

• Level 2 – financial instruments lacking unadjusted, quoted prices from active market exchanges. The prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

• Level 3 – financial instruments that are not actively traded on a market exchange, including situations where there is little, if any, market activity for the financial instruments. The prices are determined using significant unobservable inputs or valuation techniques.

All of the company’s investments are in equity securities carried at cost. The Company had $28,137 and $0 of equity securities carried at cost as of March 31, 2013 and March 31, 2012, respectively. All of these investments were deemed to be level 2 financial instruments based on the guidance of ASC 820-10.

Investments in Equity Securities Carried at Cost.  Cost method investments are originally recorded at cost, the Company records dividend income when applicable dividends are declared. Dividend income from cost method investments is reported in other income (loss) in our consolidated statements of operations. The Company reviews its cost method investments quarterly to determine if impairment indicators are present; however, the Company is not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, the Company uses the discounted cash flow analyses to determine the fair value. The Company estimates that the fair values of its cost method investments approximated or exceeded their carrying values as of March 31, 2013.

Property and Equipment.  Property and equipment is recorded at cost less accumulated depreciation.  Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service.  The Company generally uses the following depreciable lives for its major classification of property and equipment.

Description	Useful Lives
Furniture and fixtures	3-5 years
Equipment	3-5 Years

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of the property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

The Company had $371 and $0 in depreciation expense for the years ended March 31, 2013 and March 31, 2012, respectively.

Intangible Assets. The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.

Intangible assets are amortized using the straight-line method with useful lives as follows:

Description	Useful Lives
Patents	15 years

Research and Development.  The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The joint venture agreement between the Company and Opsolution GmbH is to continue research and development of certain intellectual property. Upon execution of the joint venture agreement the Company is to provide funding of $100,000 toward the development by Opsolution of new prototypes. An additional $50,000 is to be paid over 8 month provided Opsolution GmbH meets certain investor and performance criteria.

Income Taxes.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC Topic “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended March 31, 2013, the Company recognized no interest and penalties.

Loss Per Share.  Basic loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

NOTE 2 – GOING CONCERN

We are a development stage company and have not commenced planned principal operations. We had no revenues and have incurred a cumulative loss of $287,754 for the period June 15, 2007 (inception) to March 31, 2013. In addition, the Company expects its current cash to only fund operations for six months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVESTMENTS

As part of the purchase of the assets of Opsolution GmbH the Company acquired an equity interest in Opsolution NanoPhotonics. Opsolution NanoPhotonics is not consolidated as the Company is not the primary beneficiary providing the majority of financial support to Opsolution NanoPhotonics. This investment is accounted for under the cost method. The Company had no cost method investments in the year ended March 31, 2012. The Company’s cost method investments had a carrying value of $28,137 as of March 31, 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and March 31, 2012 were as follows:

	March 31,	March 31,
	2013	2012
Furniture and Fixtures	$ 19,765	$ -
Equipment	2,098	-
	21,863	-
Less: Accumulated Depreciation	(371)	-
Property and Equipment, Net	$ 21,492	$ -

NOTE 5 – INTANGIBLE ASSETS

The components of the Company’s intangible assets as of March 31, 2013, are as follows:

	March 31,	March 31,
	2013	2012
Patents	$ 157,605	$ -
Work In Process- Intellectual Property	47,591	-
	205,196	-
Less: Accumulated Amortization	(891)	-
Intangibles, Net	$ 204,305	$ -

The Company did not have any intangible assets for the fiscal year ended March 31, 2012. The Company amortizes its intangible assets over their respective useful lives. During the years ended March 31, 2013 and 2012, the Company recognized $891 and $0 in amortization expense on these intangible assets, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2011 the company received a loan from a related party in the amount of $6,500 bearing interest at 5% per annum and is payable on demand. This note was extinguished during the fiscal year ended March 31, 2013. .

During the year ended March 31, 2012, the balance of $28,600 loan payable to former related parties and the associated interest of $3,649 was recorded as extinguishment of debt income totaling $32,249.

As of the closing of the Acquisition on February 28, 2013, the Company had a $100,000 payable due to Opsolution GmbH pursuant to the Company’s joint venture agreement with Opsolution GmbH, and a $50,000 payable to the Opsolution Entities for the purchase of their property and equipment in the Acquisition. As of March 31, 2013, the Company had paid both of these payables in full.

NOTE 7 – NOTES PAYABLE

At March 31, 2013 and March 31, 2012 the Company had notes payable in the amount of $2,500 and $65,900 respectively, bearing interest at 5% per annum and payable on demand.  $88,533 of notes have been extinguished during the year ended March 31, 2013.

NOTE 8 – PREFERRED STOCK

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

In connection with the Acquisition of the Opsolution assets, we have conducted an offering of 1,150,000 shares of Series A Preferred Stock for $1,150,000, or $1.00 per share, pursuant to the Series A Preferred Stock Purchase Agreement. This offering provides for a maximum offering amount of $2,000,000 for 2,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into approximately seven and a half (7.5) shares of our common stock, comprising 8,625,000 shares, or up to 15,000,000 shares if the full $2,000,000 is sold.

The Preferred Stock Purchase Agreement provides for the sale to one or more purchasers of up to an additional $850,000 in two tranches, presuming that certain conditions are met as follows:

· (a) $425,000 (425,000 shares of Series A Preferred Stock) only upon the bona-fide sale by the Company or its subsidiaries, or manufacturing of finished goods of an amount greater than $500,000US to a third party purchaser, and

· (b) $425,000 (425,000 of Series A Preferred Stock) upon rollout of a robust retail web portal that can support the general public and a minimum of 200 retail customers for use for development or acquisition of additional intellectual property, prototype development.

The salient terms of the Series A Preferred Stock, as set forth in the Company’s Certificate of Designation, provide for:

· a 7% preferred dividend, to be payable quarterly, at the rate per annum of $0.07 per share (i.e. $0.0175 per quarter), and, to continue to accrue to the extent not paid;

· a liquidation preference of 1.25% of the purchase price for the Series A Preferred Stock outstanding, plus accrued and unpaid dividends,

· the ability of the Series A Preferred Stock holders to elect a director designee to the Company, which director may only be removed or replaced by the majority of the Series A Preferred Stock,

· the right to veto certain major corporate actions, as are customary with preferred stock offerings,

· the right to vote on a one to one basis with common stock holders on all matters, as well as to vote separately as a class on all matters that adversely affect such Series A Preferred Stock holders as well as certain other matters.

NOTE 9 – COMMON STOCK

On February 28, 2013 the Company issued 39,000,000 shares of its common stock at a value of .005 per share for the purchase of intellectual property from Opsolutions Spectroscopic Systems GmbH, Opsolution GmbH, Opsolution NanoPhotonics GmbH.

NOTE 10 – SUBSEQUENT EVENTS

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2013, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of March 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended March 31, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of March 31, 2013:

Name	Age	Position
Hardy Hoheisel	52	Director, Chief Executive Officer and Principal Executive Officer
Dr. Wolfgang Köcher	62	Director, Chief Technology Officer

Sarah Deutsch	32	Director and Assistant Secretary (Resigned June 5, 2013)
Tefa Dexter	32	Secretary

Hardy Hoheisel was appointed as a director and as the Company’s Chief Executive Officer and Principal Executive Officer effective as of the closing of the Acquisition on February 28, 2013. From 2005 to February of 2013, he was the Chief Executive Officer and a co-founder with Dr. Wolfgang Köcher of the various Opsolution Entities, the first of which was Opsolution GmbH, followed by Opsolution Systems GmbH, and Opsolution Nanophotonics GmbH as a joint venture with Vodafone. Prior to such time, and from 2004 to 2009, he worked as a member of the supervisory board for Biozoom Services GmbH, a Vodafone company, some of the assets of which remained with the Opsolution entities. After completing the commercial training, he studied business management, economics and law. While still a student at University of Kassel, he started his first company for sports marketing. He produced and developed bikes, snow boards and other sports equipment in Europe, US and China. Mr. Hoheisel graduated from 1992 from University of Kassel with a degree in business management and economics.

Dr. Wolfgang Köcher was appointed as a director and as the Company’s Chief Technology officer as of the closing of the Acquisition on February 28, 2013. From 2005 to February of 2013, he was the Chief Technology Officer and a co-founder with Hardy Hoheisel of the Opsolution Entities: Opsolution GmbH, followed by Opsolution Spectroscopic Systems GmbH, and Opsolution NanoPhotonics GmbH in 2004. His work for the Opsolution Entities’ technologies included applying reflection spectroscopy to the development and production of small handheld systems. Between 1990 and 1996, he studied at the University of Kassal, where he received his PhD, and was appointed as a Chief Engineer for System Design. Dr. Köcher was particularly noted for his role in leadership of development projects for domestic combined heat- and power-based on Stirling engines, Stirling air condition systems and systems applying CO2 as a refrigerant, financed by German automotive companies. Dr. Köcher developed a new method for guiding R&D according to customer benefits and preferences, which was first presented at the Miami Conference on Management of Technology, the Official Conference of the International Association for Management of Technology in 1996. Between 1994 and 1995, he was reviewer for DBU, one of Europe’s largest foundations for innovative and exemplary environmental projects, and for a period of 20 years, he was a consultant for a R&D institute, Aisin Seiki Ltd., which is a member of the Toyota group of companies. Dr. Köcher received a master’s degree in engineering from the University of Kassel in 1976 and received his PhD from said university in 1986.

Sarah Deutsch was a director, and was our CEO, Principal Executive Officer, Treasurer and CFO as well as Principal Accounting Officer from October 19, 2012 to February 28, 2013, when she resigned CEO Principal Executive Officer, Treasurer and CFO but remained a director of the Company. On June 5, 2013, she resigned from all positions with the Company. From September 2011 to the present, Ms. Deutsch has worked as a manager at Magdalena's Party, a private company. From December 2008 until September 2011, Ms. Deutsch was the National Director of Elitehealth LLC, a private company. From November 2005 to August 2008, Ms. Deutsch worked as an Assistant Financial Advisor at CIBC Wood Gundy.

Tefa Dexter has been the Secretary of the Company since January 21, 2013. From 2009 to the present, Mr. Dexter has been a co-founder of The Santa Barbara Group LLC, a technology-driven company where he has been responsible for leading a team of developers providing B2B white label web and interactive mobile consumer loyalty sales. He is principally responsible for developing unique web-based technology portals to international leaders in the action sports industry which include Billabong, Volcom and the Ultimate Fighting Championship. From 2005 to 2008, Mr. Dexter worked at Vintage American Clothing, an international garments distributor. As Vice President of Brand & Product Management, he was responsible for managing international sales and driving the corporate growth strategy. He accelerated the company’s international sales by acquiring leading brands and clients including Urban Outfitters, Quicksilver, Abercrombie & Fitch among others.

Other Information on Directors and Officers

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

Corporate Governance

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

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

Committees of the Board of Directors

Audit Committee / Compensation Committee

The Company does not have a Compensation Committee or Audit Committee at this time. The Company is not listed on a national securities exchange or NASDAQ market and therefore, no compensation or audit committees are required. Nonetheless, the Company does intend on establishing such committees.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

•

had been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Company has not formally adopted a code of ethics.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended March 31, 2013 and March 31, 2012 by our Chief Executive Officer and the two next most highly compensated executive officers.

principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Hardy Hoheisel (1)	2013	3,750	0	0	0	0	0	300 (1)	4,050

Wolfgang Köcher (1)	2013	3,750	0	0	0	0	0	300 (1)	4,050

Sarah Deutsch (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Tefa Dexter (3)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Messers Hoheisel and Köcher were appointed in February of 2013 as CEO and CTO respectively, effective after the closing of the Acquisition of the Opsolution assets. Both entered into employment contracts on March 15, 2013, receive a base salary of $7,500 per month, an annual bonus in the discretion of the Company’s Board of Directors, and health insurance reimbursement up to $600 per month, and the compensation indicated here is for the period from March 15, 2013 through March 31, 2013.

(2) Ms. Deutsch was appointed in an executive capacity on October 19, 2012 and served as a director and non-executive officer only after February 28, 2013 until June 5, 2013, when she resigned from all positions with the Company.

(3) Mr. Dexter has been serving as our Secretary since January 21, 2013.

Director Compensation

We do not provide any directors with cash or stock compensation, but we do reimburse directors for costs and out of pocket expenses in connection with attendance at meetings or other duties.

Outstanding Equity Awards at Fiscal Year-End Table

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our common stock as of March 31, 2013 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock or other voting stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. As of such date, we have exactly 59,730,000 shares of common stock outstanding held of record by 16 shareholders.

Beneficial ownership for purposes of the below chart is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of the date hereof, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages below presumes 59,730,000 shares issued and outstanding, but does not consider shares issuable upon conversion or exercise of outstanding Series A Preferred Stock or dilution that would be caused upon conversion thereof. Unless otherwise indicated, the principal address of each of the persons below is c/o Biozoom, Inc. at Wilhelmshoeher Allee 273A, 34131 Kassel, Germany.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned	Percentage of Ownership(a)

Hardy Hoheisel(1)	17,635,800(2)	29.53%
Dr. Wolfgang Köcher(1)	17,635,800(3)	29.53%
Sarah Deutsch (4)	600,000(4)	1.00%
Tefa Dexter	-0-	*
Sarah Deutsch	1,150,000(4)	100%
All Directors and Officers as a Group (7 persons)	35,871,600	60.6%
All other 5% holders

 (1) The address for Mr. Hardy Hoheisel is 34130 Kassel, Zum Berggarten 55b, and the address for Dr. Wolfgang Köcher is Steubenstraße 17, 34121 Kassel, Germany.

(2) Includes shares held by HHBV GmbH, an entity owned and controlled by Mr. Hoheisel, which shares were acquired in connection with the sale of assets and entry into the Asset Purchase Agreement on February 28, 2013.

(3) Includes shares held by K-investments GmbH, an entity owned and controlled by Dr. Köcher, which shares were acquired in connection with the sale of assets and entry into the Asset Purchase Agreement on February 28, 2013.

(4) As part of a restructuring in order to facilitate the Acquisition of the Opsolution Entities, Ms. Deutsch returned 39,000,000 shares for cancelation to the Company as of February 28, 2013. As a result, Ms. Deutsch’s remaining holdings of common stock include only 600,000 shares of common stock held through Le Mond Capital Ltd.  Le Mond Capital Ltd. also holds 1,150,000 shares of Series A Preferred Stock, which is beneficially owned by Ms. Deutsch.  The address of Le Mond Capital Ltd. is PO Box 3321, Drake Chambers, Road Town, Tortola, British Virgin Islands.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At December 31, 2011 the company received a loan from a related party in the amount of $6,500 bearing interest at 5% per annum and is payable on demand. This note was extinguished during the fiscal year ended March 31, 2013.

During the year ended March 31, 2012, the Company extinguished debt in the amount of $32,249 which consisted of board fees due to Mr. Koegel, a former President and a former director of the Company, and legal fees and interest to David Lubin & Associates, PLLC, a law firm founded by David Lubin, a former Secretary and a former director of the Company.

Our directors are entitled to indemnification pursuant to indemnification agreements dated as of March 1, 2012.

As of February 28, 2013, Le Mond Capital Ltd. returned 39,000,000 shares of common stock of the Company to the Company for cancellation, retaining 600,000 shares of common stock of the Company, and the Company issued 39,000,000 shares of common stock to shareholders of the Opsolution Sellers, and, in March of 2013, 1,150,000 shares of Series A Preferred to Le Mond Capital Ltd.

Effective as of April 3, 2013, one of the Opsolution Sellers, Opsolution GmbH, subleased office space and a phone system to the Company for $900/month.

As of the closing of the Acquisition on February 28, 2013, the Company had a $100,000 payable due to Opsolution GmbH pursuant to the Company’s joint venture agreement with Opsolution GmbH, and a $50,000 payable to the Opsolution Entities for the purchase of their property and equipment in the Acquisition. As of March 31, 2013, the Company had paid both of these payables in full.

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

Item 14. Principal Accounting Fees and Services

Our principal independent accountant is ZBS Group LLP. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2013	For Fiscal Year Ended March 31, 2012
Audit Fees	$8,750	$3,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of March 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on July 18, 2008)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on July 18, 2008)
3.3	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on March 12, 2013).
10.1

Asset Purchase Agreement, dated as of February 28, 2013, by and between the Company and Opsolution NanoPhotonics GmbH, Opsolution GmbH and Opsolution Spectroscopic Systems GmbH, each a German entity (incorporated by reference to   Exhibit 10.1 of our Form 8-K filed on March 12, 2013)

10.2	Assignment Agreement, dated as of February 28, 2013, by and between the Company and Opsolution NanoPhotonics GmbH (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on March 12, 2013)
10.3

Assignment Agreement dated as of February 28, 2013, by and between the Company and Opsolution Spectroscopic Systems GmbH (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on March 12, 2013)

10.4	Assignment Agreement dated as of February 28, 2013, by and between the Company and Opsolution GmbH (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on March 12, 2013)
10.5	Joint Venture Agreement, dated as of February 28, 2013, by and between the Company and Opsolution GmbH (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on March 12, 2013)
10.6

Agreement on Intellectual Property and Property Rights between Biozoom Services GmbH, Vodafone Ventures Limited, Opsolution Spectroscopic Systems GmbH, MBR Messtechnik GmbH and Opsolution GmbH (incorporated by reference to  Exhibit  10.6 of our Form 8-K filed on March 12, 2013)

10.7	Series A Preferred Stock Purchase Agreement, dated as of March 4, 2013
10.8	Exercise of Purchase Option, dated as of June 14, 2013 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 20, 2013)
10.9	Employment Agreement with Hardy Hoheisel, dated as of March 15, 2013
10.10	Employment Agreement with Dr. Wolfgang Köcher, dated as of March 15, 2013
10.11	Consulting Agreement with Tefa Dexter, dated as of May 21, 2013
10.12	Scientific Advisory Board Consulting Agreement with Prof. Dr. Hasan Mukhtar, dated as of April 30, 2013
10.13	Scientific Advisory Board Consulting Agreement with Prof. Dr. Rudolf Kessler, dated as of May 5, 2013
10.14	Scientific Advisory Board Consulting Agreement with Prof. Dr. Leonard Zastrow, dated as of May 8, 2013
10.15	Scientific Advisory Board Consulting Agreement with Prof. Dr. Dr. Jürgen Lademann, dated as of May 31, 2013
31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
99.1	Acceptance of Prof. Dr. Jürgen Lademann to serve as chair of the Company’s Scientific Advisory Board, dated as of May 28, 2013

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 2, 2013	BIOZOOM, INC.

	By:	/s/ Hardy Hoheisel Name: Hardy Hoheisel Title: President and Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer

