Form 10-K/A
period 2013-03-31
Biozoom, Inc.
filed 2013-07-02
CIK 1438576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Report on Form 10-K for the period ended March 31, 2013 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

PART IV

Item 15. Exhibits. Financial Statement Schedules

3.1*	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on July 18, 2008)
3.2*	By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on July 18, 2008)
3.3*	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on March 12, 2013).
10.1*

Asset Purchase Agreement, dated as of February 28, 2013, by and between the Company and Opsolution NanoPhotonics GmbH, Opsolution GmbH and Opsolution Spectroscopic Systems GmbH, each a German entity (incorporated by reference to   Exhibit 10.1 of our Form 8-K filed on March 12, 2013)

10.2*	Assignment Agreement, dated as of February 28, 2013, by and between the Company and Opsolution NanoPhotonics GmbH (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on March 12, 2013)
10.3*

Assignment Agreement dated as of February 28, 2013, by and between the Company and Opsolution Spectroscopic Systems GmbH (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on March 12, 2013)

10.4*	Assignment Agreement dated as of February 28, 2013, by and between the Company and Opsolution GmbH (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on March 12, 2013)
10.5*	Joint Venture Agreement, dated as of February 28, 2013, by and between the Company and Opsolution GmbH (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on March 12, 2013)
10.6*

Agreement on Intellectual Property and Property Rights between Biozoom Services GmbH, Vodafone Ventures Limited, Opsolution Spectroscopic Systems GmbH, MBR Messtechnik GmbH and Opsolution GmbH (incorporated by reference to  Exhibit  10.6 of our Form 8-K filed on March 12, 2013)

10.7*	Series A Preferred Stock Purchase Agreement, dated as of March 4, 2013
10.8*	Exercise of Purchase Option, dated as of June 14, 2013 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 20, 2013)
10.9*	Employment Agreement with Hardy Hoheisel, dated as of March 15, 2013
10.10*	Employment Agreement with Dr. Wolfgang Köcher, dated as of March 15, 2013
10.11*	Consulting Agreement with Tefa Dexter, dated as of May 21, 2013
10.12*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Hasan Mukhtar, dated as of April 30, 2013
10.13*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Rudolf Kessler, dated as of May 5, 2013
10.14*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Leonard Zastrow, dated as of May 8, 2013
10.15*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Dr. Jürgen Lademann, dated as of May 31, 2013
31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
99.1*	Acceptance of Prof. Dr. Jürgen Lademann to serve as chair of the Company’s Scientific Advisory Board, dated as of May 28, 2013

* Previously filed.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

