Form 10-Q
period 2013-06-30
Biozoom, Inc.
filed 2013-08-19
CIK 1438576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-53678

BIOZOOM, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0370478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wilhelmshoeher Allee 273A Kassel, Germany 34131
(Address of principal executive offices, including zip code)

(800) 882-1683
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2013, the issuer had 60,025,000 outstanding shares of common stock, $0.001 par value.

BIOZOOM INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOZOOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	(UNAUDITED)	(AUDITED)
	June 30, 2013	March 31, 2013
CURRENT ASSETS
Cash	$579,906	$973,840
Prepaid Expenses	187,511	32,500
Total Current Assets	767,417	1,006,340

NON-CURRENT ASSETS
Investments	38,087	28,137
Property and Equipment, net	22,722	21,492
Intangibles, net	223,087	204,305
Total Non-Current Assets	283,896	253,934

TOTAL ASSETS	$1,051,313	$1,260,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Liabilities	$125,942	$124,232
Note Payable	2,500	2,500
Total Current Liabilities	128,442	126,732

TOTAL LIABILITIES	128,442	126,732

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value
10,000,000 shares authorized, 1,150,000 issued and
outstanding as of June 30, 2013 and March 31, 2013	1,150	1,150

Common Stock, $.001 par value
100,000,000 shares authorized, 60,025,000
and 59,730,000 shares issued and outstanding as
of June 30, 2013 and March 31, 2013, respectively	60,025	59,730

Additional paid-in capital	1,478,121	1,360,416
Deficit accumulated during the development stage	(616,425)	(287,754)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	922,871	1,133,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,051,313	$1,260,274

The accompanying notes are an integral part of these condensed financial statements.

BIOZOOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		Cumulative results from inception
	2013	2012	(Jun 15, 2007) to June 30, 2013
REVENUE
Sales-Net	$-	$-	$1,500
Total Revenue	-	-	1,500

EXPENSES
Cost of sales	-	-	1,500
Rent	6,382	-	19,382
Consulting Fees	-	-	9,234
Professional Fees	81,721	-	291,971
Research and Development	45,000	4,800	145,000
Other Selling, General and Administrative	195,568	1,965	263,746

Total Expenses	328,671	6,765	730,833

Net Loss from Operations	$(328,671)	$(6,765)	$(729,333)

Other Income (Expense)
Extinguishment of Debt	-	-	126,875
Interest Expense	-	(1,361)	(13,967)
Total Other Income (Expense)	-	(1,361)	112,908

Net Income (Loss)	$(328,671)	$(8,126)	$(616,425)

PER SHARE DATA:
Basic and diluted loss	$-	$-	$-
per common share

Weighted Average
Common Shares
outstanding	59,800,604	59,730,000

The accompanying notes are an integral part of these condensed financial statements.

BIOZOOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Three Months Ended June 30,		Cumulative results from inception
	2013	2012	(Jun 15, 2007) to June 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(328,671)	$(8,126)	$(616,425)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
Depreciation	1,124	-	1,495
Amortization of intangibles	2,616	-	3,507
Issuance of common stock for services	40,000	-	40,000
Issuance of common stock for employee compensation	78,000	-	78,000
Debt extinguishment	-	-	(120,782)
Changes in operating assets and liabilities
Prepaid Expenses	(155,011)	-	(187,511)
Accrued liabilities – related parties	-	81	(117,657)
Accrued liabilities	1,710	41	135,981
NET CASH USED IN OPERATING ACTIVITIES	(360,232)	(8,004)	(783,392)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,354)	-	(2,354)
Purchase of intangible assets	(21,398)	-	(21,398)
Purchase of investments	(9,950)	-	(9,950)
NET CASH USED IN INVESTING ACTIVITIES	(33,702)	-	(33,702)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable – related parties	-	-	6,500
Proceeds from issuance of preferred stock	-	-	1,150,000
Proceeds from issuance of notes payable	-	6,000	74,400
Debt issued for research and development	-	-	100,000
Proceeds from sale of common stock	-	-	66,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,000	1,397,000

NET INCREASE (DECREASE) IN CASH	(393,934)	(2,004)	579,906

CASH, BEGINNING OF PERIOD	973,840	2,944	-

CASH, END OF PERIOD	$579,906	$940	$579,906

Supplemental Cash Disclosure:
Noncash investing and financing activities:
Cancellation of common shares	$-	$-	$39,000
Purchase of property with debt	$-	$-	$50,000
Purchase of intangibles for common stock	$-	$-	$205,196

The accompanying notes are an integral part of these condensed financial statements.
5

BIOZOOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

The Company and Nature of Business

Biozoom, Inc. was incorporated on June 15, 2007 in the State of Nevada. The Company was initially focused on the business of designing, marketing and selling leather and other products.  As of February 28, 2013, the Company entered into a transaction (the “Acquisition”) pursuant to which our newly formed wholly-owned Delaware subsidiary, Biozoom Technologies, Inc. acquired the tangible and intangible assets, including patents, licenses, and related assets, from three German companies (Opsolution Spectroscopic Systems GmbH, Opsolution NanoPhotonics GmbH and Opsolution GmbH, collectively the “Opsolution Entities” or “Opsolution Sellers”) and entered into a joint venture agreement with Opsolution GmbH pursuant to which Biozoom Technologies, Inc. was obligated to fund Opsolution GmbH’s additional development of technology on our behalf.  The Company is now in the business of researching, developing and licensing technologies relating to the mobile remote collection of biomedical data as well as bi-lateral diagnostic communication. Specifically, we have developed a handheld device that utilizes spectroscopy, the interaction between cells and radiated energy, to measure concentrations of substances in the human body for application in the health, wellness, medical and chemical industries.

Basis of Presentation

The condensed interim financial information of the Company as of June 30, 2013 and for the three month period ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of March 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending March 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.  In particular, the Company’s significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report.

Note 2 - Related Party Transactions

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

On February 28, 2013 the Company and Opsolution GmbH entered into a joint venture agreement to continue research and development of certain intellectual property. Upon execution of the joint venture agreement the Company is to provide funding of $100,000 toward the development by Opsolution of new prototypes. An additional $50,000 is to be paid over 8 month provided Opsolution GmbH meets certain investor and performance criteria. The Company is recognizing this research and development expense as the services are performed and the expenses are incurred.

On June 14, 2013, the registrant’s wholly owned subsidiary, Biozoom Technologies, Inc. exercised its option, pursuant to its February 28, 2013 joint venture agreement with Opsolution GmbH, a German company, to acquire 19.9% of Opsolution GmbH for $9,950. This investment is accounted for under the cost method.

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

Note 5 - Common Stock

On February 28, 2013 the Company issued 39,000,000 shares of its common stock at a value of .005 per share for the purchase of intellectual property from Opsolutions Spectroscopic Systems GmbH, Opsolution GmbH, Opsolution NanoPhotonics GmbH.

On May 26, 2013, the Company issued to Brunson Chandler & Jones, PLLC (“BCJ”), the Company’s corporate counsel, 100,000 shares of common stock as part of its annual engagement with BCJ, for legal services. The fair market value of the shares as of the date of issuance was determined to be $40,000 or $.40 a share. The 100,000 shares will be amortized over one year. The term of the agreement is from April 1, 2013 through March 31, 2014.

On June 15, 2013, the Company issued 195,000 shares of common stock to Totefa Dexter, Secretary of the Company, as part of his employment agreement with the Company. The Company recorded the value of the shares at $78,000 or $.40 per share.

Note 6 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 7- Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the periods ended June 30, 2013 and 2012, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation.

Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2013 and March 31, 2013, the Company had an accumulated deficit of $616,425 and $287,754, respectively. In addition, the Company had a net loss for the three months ended June 30, 2013 of $328,671 and negative cash flows from operations of $360,232. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue to serve its customers as a developer and distributor of customized computer software used in computer research. The Company intends to focus on raising additional capital and finding additional avenues to distribute its software. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors.

Overview

We are a Nevada-organized company holding certain patents and licenses to technology in the field of devices that use spectroscopics to detect and measure substances within the body or other biological substances. We are also developing and acquiring additional technologies from time to time.

The Company was initially focused on the business of designing, marketing and selling leather and other products.  As of February 28, 2013, the Company entered into a transaction (the “Acquisition”) pursuant to which our newly formed wholly-owned Delaware subsidiary, Biozoom Technologies, Inc. acquired the tangible and intangible assets, including patents, licenses, and related assets, from three German companies (Opsolution Spectroscopic Systems GmbH, Opsolution NanoPhotonics GmbH and Opsolution GmbH) and entered into a joint venture agreement with Opsolution GmbH pursuant to which Biozoom Technologies, Inc. was obligated to fund Opsolution GmbH’s additional development of technology on our behalf.  The Company is now in the business of researching, developing and licensing technologies relating to the mobile remote collection of biomedical data as well as bi-lateral diagnostic communication. Specifically, we have developed a handheld device that utilizes spectroscopy, the interaction between cells and radiated energy, to measure concentrations of substances in the human body for application in the health, wellness, medical and chemical industries.

Results of Operations

Period Ended June 30, 2013 Compared to Period Ended June 30, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended
	June 30, 2013	June 30, 2012	Change

Revenues	$-	$-	$-

Operating expenses:
Rent	6,382	-	6,382
Consulting fees	-	-	0
Professional fees	81,721	-	81,721
Research and development	45,000	4,800	40,200

Other selling, general and administrative	195,568	1,965	193,603
Total operating expenses	328,671	6,765	321,906

Loss from operations	(328,671)	(6,765)	(321,906)

Other income (expense):
Extinguishment of debt	-	-	-
Interest expense	-	(1,361)	1,361
Total other (income) expense	-	(1,361)	1,361
	(328,671)
Net income (loss)	$(328,671)	$(8,126)	$(320,545)

Revenues

We recorded no commercial revenues for the three months ended June 30, 2013 and June 30, 2012.

General and Administrative Expenses

Rent, professional and other selling, general and administrative expenses increased for the year ended March 31, 2013 over the year ended March 31, 2012 due to increased operations and accounting and related professional fees. Research and development increased $40,200 for the period ended June 30, 2013 over the three months ended June 30, 2012 due to our joint venture agreement with Opsolution GmbH. Other selling, general and administrative expenses increased 193,603 due to issuances of common stock for services and employee compensation as well as increased management expenses.

Net Loss

We generated net losses of $328,671 for the three months ended June 30, 2013 compared to $8,126 for the same period in 2012.  The net loss increase was attributable to Acquisition as of February 28, 2013 wherein we ceased to be a “shell company” and commenced operations in the field of devices that use spectroscopy to detect and measure substances within the body or other biological substances.

The following tables set forth key components of our balance sheet as of June 30, 2013 and March 31, 2013.

	June 30, 2013	March 31, 2013	Change

Current Assets	$767,417	$1,006,340	$(238,923)
Property and equipment	22,722	21,492	1,230
Investments	38,087	28,137	9,950
Intangibles	223,087	204,305	18,782
Total Assets	1,051,313	1,260,274	(208,961)
Current Liabilities	128,442	126,732	1,710
Total Liabilities	128,442	126,732	1,710
Stockholders Equity (Deficit)	922,871	1,133,542	(210,671)
Total Liabilities and Deficit	$1,051,313	$1,260,274	$(208,961)

As of June 30, 2013, current assets decreased 238,923 from March 31, 2032 due to a decrease in cash related increased costs related to research and development and increased operations. Non-current assets increased due to the increase of property and equipment of $1,230, net of depreciation, an increase in investments of $9,950 and an increase in intangibles of $18,782, net of amortization. As of June 30, 2013, current liabilities increased by $1,710 from March 31, 2013 due to an increase of accrued expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common and preferred stock and the issuance of Convertible Promissory Notes.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended
	June 30, 2013	June 30, 2012

Cash used in operating activities	$(360,232)	$(8,004)
Cash used in investing activities	(33,702)	-
Cash provided by financing activities	-	6,000

Net increase (decrease) in cash	$(393,934)	$(2,004)

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and have incurred a cumulative loss of $616,425 for the period June 15, 2007 (inception) to June 30, 2013. In addition, the Company expects its current cash to only fund operations for six months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 19, 2013, there were no pending or threatened lawsuits.

However, on June 25, 2013, the SEC announced the temporary suspension of trading in the securities of the Company “because of concern that certain Biozoom affiliates and shareholders may have unjustifiably relied upon Rule 144 of the Securities Act of 1933 (‘Securities Act’) and they, Biozoom, and others may be engaged in an unlawful distribution of securities through the OTCBB.”  On July 3, 2013, the SEC filed a complaint in the U.S. District Court in Manhattan against eight defendants relating to their unlawful sale of Company securities.  In the complaint, the SEC alleged that Sarah Deutsch, former sole officer and director of the Company and manager of the Company’s former majority shareholder, certified that the Company approved the issuance of a certificate to one of the defendants at a board meeting held on March 22, 2013.  No such board meeting with Hardy Hoheisel and Dr. Wolfgang Koecher (the other two directors of the Company at that time, and after June 5, 2013, the sole directors of the Company) was held, and Ms. Deutsch was not authorized to provide any such certification.  The Company’s current officers (Mr. Hoheisel, Dr. Koecher, and Tefa Dexter) and directors (Mr. Hoheisel and Dr. Koecher) are not affiliated with the defendants, were not involved in any sale of the Company’s securities to the defendants, nor have they sold Company securities through the OTCBB or relied upon Rule 144 or any other exemption from registration for the resale of securities.  The Company and its current officers and directors are currently investigating precisely what occurred and evaluating their options for legal recourse.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2013, the Company retained Brunson Chandler & Jones, PLLC (“BCJ”) to render corporate and securities legal advisory services (assistance with quarterly and annual reports, Form 8-K’s, employment contracts, term sheets, financing contracts, etc.) for $2,500 in cash and $10,000 in stock a quarter, as well as legal services relating to the preparation and filing of a Form S-1 registration statement for $5,000 in cash upon engagement and $5,000 in cash or $10,000 in stock upon effectiveness.  After paying a year’s worth of the cash portion of the general quarterly legal fee plus the initial S-1 fee, on May 26, 2013, the Company issued BCJ 100,000 restricted shares of common stock for the $40,000 balance owed to BCJ for the quarterly legal services to be provided by BCJ through March 31, 2014. The fair market value of the shares as of the date of issuance was determined to be $40,000 or $.40 a share based on the agreed-upon value of the quarterly legal services to be provided by BCJ.

On May 21, 2013, Biozoom, Inc. (the “Company”) entered into a consulting agreement with Totefa Dexter aka Tefa Dexter, its Secretary. Under the consulting agreement, Mr. Dexter agreed to render business development and sales services to the Company, and was to receive $6,000 payable immediately, a monthly fee of $3,500, and 195,000 restricted shares of the Company’s common stock on June 15, 2013.  On June 15, 2013, the Company issued 195,000 restricted shares of common stock to Mr. Dexter pursuant to the agreement. The Company recorded the value of the shares at $78,000 or $.40 per share.

The securities referenced above were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

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

10.7*	Series A Preferred Stock Purchase Agreement, dated as of February 28, 2013 (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on March 12, 2013).
10.8*	Exercise of Purchase Option, dated as of June 14, 2013 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 20, 2013)
10.9*	Employment Agreement with Hardy Hoheisel, dated as of March 15, 2013 (incorporated by reference to Exhibit 10.9 of our Form 10-K filed on July 2, 2013)
10.10*	Employment Agreement with Dr. Wolfgang Köcher, dated as of March 15, 2013 (incorporated by reference to Exhibit 10.10 of our Form 10-K filed on July 2, 2013)
10.11*	Consulting Agreement with Tefa Dexter, dated as of May 21, 2013 (incorporated by reference to Exhibit 10.11 of our Form 10-K filed on July 2, 2013)
10.12*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Hasan Mukhtar, dated as of April 30, 2013 (incorporated by reference to Exhibit 10.12 of our Form 10-K filed on July 2, 2013)
10.13*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Rudolf Kessler, dated as of May 5, 2013 (incorporated by reference to Exhibit 10.13 of our Form 10-K filed on July 2, 2013)
10.14*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Leonard Zastrow, dated as of May 8, 2013 (incorporated by reference to Exhibit 10.14 of our Form 10-K filed on July 2, 2013)
10.15*	Scientific Advisory Board Consulting Agreement with Prof. Dr. Dr. Jürgen Lademann, dated as of May 31, 2013 (incorporated by reference to Exhibit 10.15 of our Form 10-K filed on July 2, 2013)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

* Previously Filed

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOZOOM, INC.

Date: August 19, 2013	By:	/s/ Hardy Hoheisel
Title: President and Chief Executive Officer,
Principal Executive Officer and Principal
Accounting Officer

